Form 10-K
period 2014-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2015-03-02
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

As of February 13, 2015, there were outstanding 60,692,719 shares (excluding shares held in treasury) of the registrant’s Class A Common Stock, par value $0.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated by Reference

Certain information in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-K

For the Year Ended December 31, 2014

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

In August of 2014, the Company acquired ReadSoft AB (“ReadSoft”), a leading global provider of software solutions that automate business processes, both on premise and in the cloud. Its software captures, classifies, sorts and routes both hard copy and digital business documents, provides approval workflows, and automatically extracts and verifies relevant data before depositing it into a customer’s system of record. With the addition of ReadSoft, Perceptive Software will grow its software offering with additional document process automation capabilities and expand its footprint in Europe. In October of 2014, the Company acquired GNAX Healthcare LLC (“GNAX Health”), a provider of image exchange software technology for exchanging medical content between medical facilities. In January of 2015, Lexmark announced the acquisition of Claron Technology, Inc. (“Claron”), a leading provider of medical image viewing, distribution, sharing and collaboration software technology. Lexmark continues the transition to a solutions company as it shifts from a hardware-centric company to a solutions company providing end-to-end solutions that allow customers to bridge the paper and digital worlds and the unstructured and structured content/process worlds.

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

In August 2012, the Company announced it was exiting the development and manufacturing of inkjet technology. In April of 2013, the Company and Funai Electric Co., Ltd. (“Funai”) entered into a Master Inkjet Sale Agreement of the Company’s inkjet-related technology and assets to Funai. Included in the sale were one of the Company’s subsidiaries, certain intellectual property and other assets of the Company. The sale closed in the second quarter of 2013. The Company continues to provide service, support and aftermarket supplies for its inkjet installed base.

Revenue derived from international sales, including exports from the United States of America (“U.S.”), accounts for approximately 57% of the Company’s consolidated revenue, with Europe, Middle East and Africa (“EMEA”) accounting for 37% of worldwide sales. Lexmark’s products are sold in various countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. This geographic diversity offers the Company opportunities to participate in emerging markets, provides diversification to its revenue stream and operations to help offset geographic economic trends, and utilizes the technical and business expertise of a worldwide workforce. Currency exchange rates had a 1% unfavorable impact on 2014 revenue compared to 2013. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. A summary of the Company’s revenue and long-lived assets by geographic area is found in Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Market Overview1

Lexmark serves both the distributed printing and imaging, and content and process management markets with a focus on business customers. Lexmark’s enterprise content and process management software platform supports traditional business content as well as rich media and industry-specific content like medical image content, and includes enterprise search, intelligent capture, DOM, and business process and case management. Lexmark’s healthcare offering includes an industry leading, standards based and highly secure, content repository and VNA that integrates all patient unstructured information across the enterprise to enable easy access including access via an EMR system. This healthcare content and process management offering also includes workflow automation and information and medical imaging study sharing within and between facilities and organizations. Lexmark management believes the total relevant market opportunity of these markets combined in 2014 was approximately $80 billion. Lexmark management believes that the total relevant distributed laser printing and imaging market opportunity was approximately $70 billion in 2014, including printing hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management believes that the overall distributed printing market declined slightly in 2014. The distributed printing industry is expected to experience flat to low single digit declining  revenue overall over the next few years but continued growth is expected in MPS, multifunction products (“MFPs”), and color laser printing products which are all areas of focus for Lexmark. Based on industry analysts’ forecasts, MPS and fleet solutions are projected to continue to experience approximately 10% annual revenue growth rates over the next several years and the relevant content and process management software markets that Lexmark participates in are projected to grow in aggregate approximately 11% annually over the next several years. In 2014, the total relevant content and process management software market was approximately $10 billion, excluding related professional services. However, management believes the total addressable market is significantly larger due to relatively low penetration of content and process management software solutions worldwide.

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

growing software and services opportunities that are associated with providing MPS and content and process management software and services that are focused on streamlining and automating document-intensive business processes, as well as reducing unnecessary print. Lexmark sees a significant opportunity to take a leadership role in providing innovative printing, imaging, content and process solutions and services to help business customers improve their productivity and business performance.

The content and process management software and services markets serve business customers. These markets include solutions for capturing all types of unstructured information such as hardcopy, photographs, emails, images, video, audio and faxes as well as intelligent indexing, archiving and routing of this information to streamline and automate process workflows while managing changes to both content and processes and automating governance and compliance policies. These solutions help companies leverage the value of their unstructured information by connecting it with existing enterprise applications and making it available in context within processes so that businesses can make better and faster decisions to enhance growth, improve productivity, lower costs and improve customer satisfaction. These markets also include solutions that help businesses understand existing processes, design and manage new processes, and enable the assembly of content into meaningful communications internally and with their customers and partners.

The continued digitization of information as well as the electronic distribution of information, has led to the rapid growth of unstructured digital information. Unstructured digital information is represented by office documents, emails, photographs, audio and video files, industry-specific content like high resolution medical images, document and image scans and other information that is not stored in a traditional structured database. Lexmark management believes that the deployment of content and process management systems and associated workflow solutions to effectively capture, manage and access this unstructured information is a significant long term opportunity. Lexmark management also believes the growth in unstructured digital information and the systems to manage it continues to positively impact the distributed printing and imaging market relative to centralized printing and imaging, as more of the information that is being printed and captured is on distributed devices and less on commercial and centralized devices. Lexmark’s customers are increasingly interested in streamlining and automating document workflows and business processes in order to reduce costs and/or improve customer service. Improving business processes includes reducing physical handling, movement and storage of hardcopy documents, as well as reducing unnecessary and wasteful printing. Lexmark sees the greatest waste in high volume centralized print which includes the need to physically transport printed materials to the point-of-need and has been traditionally associated with considerable amounts of unused and wasted printed material. Lexmark’s distributed print and enterprise content and process management solutions and services are focused on reducing centralized print and reducing unnecessary distributed print as well.

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

The large workgroup products include laser printers and MFP devices, which typically include high-performance internal network adapters and are easily upgraded to include additional input and output capacity and finishing capabilities as well as additional memory and storage. Most large workgroup products also have sophisticated network management tools and are available as single function printers, and as MFP devices that can print/copy/fax and scan to network.

Color and MFP devices continue to represent a more significant portion of the laser market. The Company’s management believes that these trends will continue. Industry pricing pressure is partially offset by the tendency of customers to purchase higher value color and MFP devices and optional paper handling and finishing features. Customers are also purchasing connected smart MFPs and content and process management software solutions and services to optimize their document-related processes and infrastructure in order to improve productivity and cost.

Strategy

Lexmark’s strategy is based on a business model of investing in technology to develop and sell printing and imaging, and content and process management solutions, including printers, multifunction devices and software solutions with the objective of growing its installed base of hardware devices and software installations, which drives recurring printing supplies sales and software subscription, maintenance and services revenue. Supplies have been the primary profit engine of the business model. Supplies profit helps fund new technology investments in products, solutions, services and software. As Lexmark continues to increase its mix of MPS and content and process management software solutions, management anticipates that the Company’s annuity mix will increasingly include software and services, in addition to printing supplies. The addition of Perceptive Software and its expansion through the acquisitions of Pallas Athena, Brainware, Isys, Nolij, Acuo, AccessVia, Twistage, Saperion, PACSGEAR, ReadSoft, GNAX Health and Claron add to Lexmark’s traditional technology strength and provide content and process management solutions for specific industries and business processes. The Company’s management believes that Lexmark has the following strengths related to this business model:

  First, Lexmark is highly focused on delivering printing, imaging, and content and process management software solutions and services for specific industries and business processes in distributed work environments. The Company’s management believes that this focus has enabled Lexmark to be responsive and flexible in meeting specific business customer needs.

  Second, Lexmark internally develops both monochrome and color laser printing technology. The Company’s monochrome laser technology platform has historically allowed Lexmark to provide one of the best values in enterprise network printer-based products and also build unique capabilities into its products that enable it to offer customized printing and document workflow solutions. Lexmark also internally develops its print and fleet management, content and process management software platforms and tools that enable it to provide leading edge MPS and content and process management solutions. Lexmark, through Perceptive Software, also internally develops content and process management software that includes DOM, intelligent capture, search, rich content management, and healthcare specific medical imaging and VNA software products as well as other industry tailored solutions to help companies manage the lifecycle of their content and business processes all in the context of their existing enterprise applications. This combination of platform, product, and solutions integrates rapidly into a customer’s existing IT infrastructure and is easy to use, which drives user adoption and accelerates the customer’s process improvements.

  Third, Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large enterprise customers and channel partners, including distributors and value-added resellers. Lexmark’s path-to-market includes industry-focused consultative sales and services teams that deliver unique and differentiated solutions to large accounts and channel partners that sell into the Company’s target industries.

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

  Advancing and growing the Company’s MPS business; and

  Expanding the Company’s rate of participation in market opportunities and channels.

ISS’ strategy requires that it provide an array of high-quality, technologically-advanced products and solutions at competitive prices. ISS continually enhances its products to ensure that they function efficiently in increasingly-complex enterprise network environments. It also provides flexible tools to enable network administrators to improve productivity. ISS’ target markets include large corporations, small and medium businesses (“SMBs”), and the public sector. ISS’ strategy requires that it continually identify and focus on industry-specific print and document process-related issues so that it can differentiate itself by offering unique industry solutions and related services. ISS’ research and development investments continue to strengthen the breadth and depth of its workgroup laser line, color laser line and laser MFPs.

Because of ISS’ strength and focus on printing and document process solutions, the Company has formed alliances and original equipment manufacturer (“OEM”) arrangements to pursue incremental business opportunities through its alliance partners.

The acquisitions of Perceptive Software, Pallas Athena, Brainware, Isys, Nolij, Acuo, AccessVia, Twistage, Saperion, PACSGEAR, ReadSoft, GNAX Health and Claron enhance Lexmark’s capabilities as a content and process management solutions provider, expand the Company’s market opportunity, and provide a core strategic component for Lexmark’s future. Lexmark’s software strategy is to deliver affordable, industry and process specific workflow enhancing solutions through deep industry expertise and a broad content and process management software platform, with a focus on making solutions easy to integrate, use, and support. Key software strategic initiatives include:

  Advancing and growing the Company’s content and process management solutions business internationally;

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

                   Monochrome Laser

Within the single-function monochrome laser printer category, ISS continues to offer the Lexmark MS310, MS410, MS510, MS610, MS710 and MS810 Series printers, which are designed to meet the needs of small, midsize and large workgroups. These monochrome laser printers deliver print speeds ranging from 35 pages per minute (ppm) to 70 ppm. During 2014, ISS announced the MS911 for large or departmental workgroups that require A3 (11 inch x 17 inch) paper support.

Within the monochrome multifunction laser printer category, ISS continues to offer the Lexmark MX310, MX410, MX510, MX610, MX710, MX810 and MX910 Series MFPs, which deliver fast scanning and print and copy speeds ranging from 35 ppm to 70 ppm. ISS also continues to offer the A3-capable X860 Series. ISS also continues to offer the MX6500e, a modular scanner option, which transforms selected high-end Lexmark A4 printers into fully featured multifunction devices.

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

Supplies for both laser and inkjet products are generally available at the customer’s preferred point-of-purchase through multiple channels of distribution. Although channel mix varies somewhat depending upon the geography, most of ISS’ laser supplies products sold commercially in 2014 were sold through the ISS network of Lexmark-authorized supplies distributors and resellers, who sell directly to end-users, or to independent office supply dealers. Inkjet supplies are primarily sold through large office superstores, discount store chains, distributors, online, wholesale clubs, and consumer electronics stores.

ISS also sells its products through numerous alliances and OEM arrangements. During 2014, 2013 and 2012, no one customer accounted for more than 10% of the Company’s total revenues.

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

In recent years, ISS and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on hardware products and are expected to continue to do so. ISS has experienced and remains vulnerable to these pricing pressures. ISS’ ability to grow or maintain market share has been and may continue to be affected by these pricing pressures, resulting in lower profitability. Lexmark expects that as it competes with larger competitors, ISS’ increased market presence may attract more frequent challenges, both legal and commercial, including claims of possible intellectual property infringement.

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

During 2014, ISS continued to execute supplier managed inventory (“SMI”) agreements with its primary suppliers to improve the efficiency of the supply chain. Lexmark’s management believes these SMI agreements improve ISS’ supply chain inventory pipeline and supply chain flexibility which enhances responsiveness to our customers. In addition, the Company’s management believes these agreements improve supplier visibility to product demand and therefore improve suppliers’ timeliness and management of their inventory pipelines. As of December 31, 2014, a significant majority of printers were purchased under SMI agreements. Any impact on future operations would depend upon factors such as ISS’ ability to negotiate new SMI agreements and future market pricing and product costs.

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

                   Software

Perceptive Software’s capture, content, search and process management software products and solutions, enable users to capture, manage, and collaborate on important documents, information, and business processes, protect data integrity throughout its lifecycle and access precise content in the context of the users’ everyday business processes. These components are developed and maintained by Perceptive Software.

In 2014, Perceptive Software acquired two new software companies to enhance the software portfolio. ReadSoft is a leading provider of document process automation worldwide.  The combination of the ReadSoft and Perceptive Software product portfolios will enhance the accounts payable automation solution with tighter integration to ERP systems, including Oracle and SAP. In October of 2014, Perceptive Software strengthened its position in the healthcare space with the acquisition of GNAX Health, a medical image sharing provider via the cloud. The combination of Perceptive Software VNA technology with GNAX Health will enable doctors at the point of care to easily share medical images across organizations for viewing and collaborating with other clinicians, in addition to storing those images. In January of 2015, the Company acquired Claron, a leading provider of medical image viewing, distribution, sharing and collaboration software technology. With the addition of Claron, Perceptive Software expands its offering to healthcare providers by enabling referring physicians and clinicians to access, view and collaborate on patient information and medical images that reside outside the EMR systems, while concurrently image-enabling the EMR and providing easy Web-based access via desktop and mobile devices.

Perceptive Software has continued to enhance its position in the healthcare industry by strengthening its VNA technology which will enable doctors at the point of care to easily share medical images across organizations for viewing and collaborating with other clinicians, in addition to storing those images.

Perceptive Software also continued to expand its content and process platform with the release of Perceptive Content 7.0. Perceptive Content 7.0 provides a zero-footprint web and mobile platform to improve user access to the system from anywhere in the world. In addition, Perceptive Content 7.0 features enhancements for mobile capture, department administration, records management, and rich media management.

In April of 2014, Perceptive Software announced the development of a new Evolution platform enabling all technologies in the portfolio to seamlessly interact with one another. This common platform furthers the value of the software product portfolio and allows for powerful combinations of software to solve key business process inefficiencies in shorter timeframes. Perceptive Search, Capture, VNA and BPM also had incremental product releases in 2014.

                   Solutions

Perceptive Software offers industry specific solutions across target industries — healthcare, government, retail, manufacturing, higher education and financial services — as well as select back office functions — accounting, human resources, and contracts. These solutions are comprised of select products, best practice templates, and industry specific deployment methodologies that account for the unique differences deploying across industries. These solutions are documented and present various levels of automation based on the needs of the specific customer according to the cost, schedule, and scope of their respective projects.

In 2014, a number of these solutions were enhanced with emphasis on the Healthcare clinical market segment specifically related to helping manage the EMR systems and the corresponding patient chart review processes. Integrations with leading EMR providers were also enhanced in 2014. In addition, with the acquisitions of Acuo in 2012, PACSGEAR in 2013, GNAX Health in 2014 and Claron in 2015, Perceptive Software continues to strengthen and enhance its VNA and healthcare imaging solutions to healthcare customers. The merger of these technologies will also give customers a single, enterprise-wide access and workflow platform for managing patient clinical content via any EMR system.

Perceptive Software strengthened its leadership position in Higher Education with improvements to the Intelligent Capture for Transcripts solution. The integrated solution utilizes the intelligent data capture engine to capture student information and reduce the manual processing times of transcripts. Improvements in handwriting extraction technology enhance the value of this solution and create additional possibilities for use across Higher Education institutions.

Perceptive Software released multiple new solutions for the Back Office. A mobile approver app strengthens the value of Perceptive Software’s workflow for accounts payable automation, while the Intelligent Capture for Remittances solution expands our Back Office reach with a best practices package for accounts receivable.

In addition, Perceptive Software launched integrated connectors to major enterprise resource planning (“ERP”) and customer relationship management (“CRM”) providers including Salesforce and Colleague while creating seamless integration with the suite of Google apps.

Perceptive Capture and Perceptive Search, which provide the aforementioned intelligent data capture and search capabilities, enable businesses to dramatically improve the efficiency of processes in accounts payable, accounts receivable, order management and benefits processing, as well as transcript processing in higher education, by extracting needed data automatically from business documents received as paper or electronically in a variety of forms such as PDFs and TIFs.  Perceptive Capture’s very high rate of data extraction is achieved through the use of patented search and machine learning technologies that allow its extraction rate to improve with time.  This extracted data is matched against master data from existing customer systems to intelligently integrate with ERPs or other systems and speed the business process.  Perceptive Search provides business users the ability to search virtually any repository in their IT environment, to identify needed documents or information stored within those documents. This includes the creation of entities and relationships that uncover patterns related to the desired information.

•             Marketing and Distribution — Perceptive Software

Perceptive Software uses a direct to market sales and demand generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, public sector (which includes higher education and government), and commercial, which spans areas such as retail, banking, insurance and manufacturing. With its headquarters in Lenexa, Kansas, Perceptive Software also has primary business offices in Denver, Colorado; Ashburn, Virginia; Bloomington, Minnesota; Pleasanton, California; Berlin, Germany and Helsingborg, Sweden, as well as employees co-located within ISS offices around the world. Perceptive Software also offers a channel partner program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market, as well as an OEM program which includes Perceptive Software’s offerings within channel partners’ existing solutions to their customers.

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

•             Competition — Perceptive Software

Perceptive Software is a leading developer of content and process management products and solutions, including intelligent capture, ECM, BPM, DOM and enterprise search. Perceptive Software takes an end-to-end approach to content and process management solutions. With its Content in Context™ methodology, Perceptive Software offers the flexibility and scalability to automate virtually any business process and manage the entire lifecycle of any content elevating the value of an organization’s transactional content. Perceptive Software’s principal method of competition is to provide specific industry/sector and back office process solutions, combining its software platform and products that have the ability to be quickly and easily configured and integrated with a large number of business applications. The market for Perceptive Software’s products is highly competitive, and the Company’s management expects competition will continue to intensify as the capture, ECM and BPM markets mature. Perceptive Software competes with a large number of ECM providers, including document management and web content management businesses, as well as companies that focus on document imaging, workflow and capture. Competitors in the ECM market space include larger competitors such as EMC’s Documentum, OpenText, and IBM’s FileNet, as well as various smaller competitors, such as Hyland. Perceptive Software competes with a number of BPM competitors including Appian, IBM, OpenText and Pegasystems. Competitors in the capture market space include many of the traditional ECM providers listed above as well as smaller competitors such as Kofax. Competitors in the Search space include Google Search Appliance, HP Autonomy and Coveo.

•             Backlog — Perceptive Software

At December 31, 2014, Perceptive Software had a backlog of software license, maintenance, and professional services agreements with customers in the normal course of its business, most of which is expected to be recognized as revenue in 2015, though the terms of many SaaS deals extend for multiple years. The dollar amount of Perceptive Software backlog is not material to an understanding of the Company’s overall business.

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

Lexmark conducts research and development activities in various locations including Lexington, Kentucky; Boulder, Colorado; Lenexa, Kansas; Cebu City, Philippines; Kolkata, India; Berlin, Germany and Stockholm, Sweden. Research and development expenditures were $354 million in 2014, $287 million in 2013, and $369 million in 2012.

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

Employees

As of December 31, 2014, of the approximately 12,700 Lexmark employees worldwide, 3,900 are located in the U.S. and the remaining 8,800 are located in Europe, Canada, Latin America, Asia Pacific, the Middle East and Africa. None of the U.S. employees are represented by a union. Employees in France and the Netherlands are represented by a Statutory Works Council.

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

Executive Officers of the Registrant

The executive officers of Lexmark and their respective ages, positions and years of service with the Company are set forth below.

Name of Individual	Age	Position	Years With The Company
Paul A. Rooke …...………………………………	56	Chairman and Chief Executive Officer	24
David Reeder ……………………………………	40	Vice President and Chief Financial Officer	0
Martin S. Canning ...…………………………….	51	Executive Vice President and President of ISS	16
Scott T.R. Coons ………………………………..	48	Vice President and President & Chief Executive Officer of Perceptive Software	5
Ronaldo M. Foresti ……………………………...	62	Vice President of Asia Pacific and Latin America	11
Jeri L. Isbell ……………………………………..	57	Vice President of Human Resources	24
Robert J. Patton …………………………………	53	Vice President, General Counsel and Secretary	14
Gary D Stromquist ………………………………	59	Vice President, ISS and Corporate Finance	24

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

Mr. Reeder has been Vice President and Chief Financial Officer of the Company since January 2015 when he joined the Company.  Prior to joining the Company, Mr. Reeder served as Chief Financial Officer of Electronics for Imaging, Inc. from January 2014 to January 2015.  From July 2012 to January 2014, Mr. Reeder served as Vice President, Finance of Cisco Systems, Inc.’s Enterprise Networking Division. Prior to such time, Mr. Reeder served as Vice President and Managing Director, Asian Operations as well as Senior Director, Controller, for Broadcom Corporation from October 2008 to June 2012.

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

Mr. Stromquist has been Vice President, ISS and Corporate Finance since November 2010, except from May 2014 to January 2015, when Mr. Stromquist served as Vice President and Interim Chief Financial Officer. From June 2009 to November 2010, Mr. Stromquist served as Vice President, PSSD and Corporate Finance. From July 2001 to June 2009, Mr. Stromquist served as Vice President and Corporate Controller of the Company.

Intellectual Property

The Company’s intellectual property is one of its major assets and the ownership of the technology used in its products is important to its competitive position. Lexmark seeks to establish and maintain the proprietary rights in its technology and products through the use of patents, copyrights, trademarks, trade secret laws, and confidentiality agreements.

Lexmark holds a portfolio of approximately 1,439 U.S. patents and approximately 462 pending U.S. patent applications. The Company also holds approximately 757 foreign patents and pending patent applications. These patents generally have a term of twenty years from the time they are filed. As the Company’s patent portfolio has been developed over time, the remaining terms on the individual patents vary. The inventions claimed in these patents and patent applications cover aspects of the Company’s current and potential future products, manufacturing processes, business methods and related technologies. The Company is developing a portfolio of patents that protects its product lines and offers the possibility of entering into licensing agreements with others. While the Company believes that its portfolio of patents and applications have value, no single patent is in itself essential to our business as a whole or any individual segment.

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

Environmental and Regulatory Matters

Lexmark’s operations, both domestically and internationally, are subject to numerous laws and regulations, including those relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Lexmark could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party damage or personal injury claims, if the Company were to violate or become liable under environmental laws. The liability for environmental remediation and other environmental costs is accrued when Lexmark considers it probable and can reasonably estimate the costs. Environmental costs and accruals are presently not material to our results of operations, financial position, or cash flows. There is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse effect on Lexmark’s results of operations, financial position or cash flows.

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

Item 1A.         Risk Factors

The following significant factors, as well as others of which Lexmark is unaware or deem to be immaterial at this time, could materially adversely affect the Company’s business, financial condition or operating results in the future. Therefore, the following information should be considered carefully together with other information contained in this report. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Foreign currency exchange rate fluctuations, global economic weakness and uncertainty and reductions in government spending could adversely impact the Company’s revenue and other financial results.

  A significant portion of the Company’s revenue is generated from operations outside of the United States. The Company’s financial results may be adversely impacted by foreign currency exchange rate fluctuations, particularly the Euro, the Canadian dollar, the Brazilian real, the Australian dollar and the British Pound. Beginning in the fourth quarter of 2014, the Company entered into foreign currency option contracts as a hedge of a portion of anticipated foreign currency denominated revenue.  While these hedges are designed to partially mitigate some of the Company’s exposure to foreign currency gains and losses, additional changes in foreign currency exchange rates may adversely impact economic activity and the Company’s operating results.

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

  A significant portion of the Company’s revenue is derived from contracts with the U.S federal, state and local governments and their agencies, as well as international governments and their agencies.  Any reductions in U.S. or foreign government spending could significantly reduce demand for the Company’s hardware products, services and solutions and could have a material adverse effect on the Company’s revenue, operating income and financial condition.

If the Company cannot successfully execute on its strategy to become an end-to-end solutions provider, the Company’s revenue and gross margin may suffer.

  Since the Company’s acquisition of Perceptive Software in June 2010, the Company’s strategy has been based on becoming an end-to-end solutions provider of imaging and content,  process and output management solutions, enabling businesses to capture, manage and access critical unstructured information in the context of their business process.  In executing that strategy, the Company has made significant investments in complementary software companies, including ReadSoft in 2014, to enhance the Company’s solutions capabilities.  The Company needs to continue integrating these new technologies into its solutions offerings and continue to focus the Company on delivering integrated imaging and content, process and output management solutions to businesses.  Any failure to execute this strategy could adversely affect the Company’s revenue and gross margin.

Decreased consumption of supplies could negatively impact the Company’s operating results.

  Nearly two-thirds of the Company’s revenue in 2014 was derived from the sale of supplies.  The Company’s future operating results may be adversely affected if the consumption of its supplies, including consumption of supplies by the Company’s legacy inkjet installed base, by end users of its products is lower than expected or declines, if there are declines in pricing, unfavorable mix and/or increased costs.

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

  The Company expects to realize cost savings now and in the future through certain previously announced cost and expense actions and may announce future actions to further reduce its worldwide workforce and/or centralize its operations. The risks associated with these actions include potential delays in their implementation, particularly workforce reductions; increased costs associated with such actions; decreases in employee morale and the failure to meet operational targets due to unplanned departures of employees, particularly key employees and sales employees.

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

  The market for Perceptive Software’s products and services is highly competitive, and the Company expects competition will continue to intensify as the enterprise content, business content and document output markets mature. Perceptive Software competes with a large number of ECM, BPM and DOM providers that have significantly greater financial, marketing and/or technological resources than the Company.  Perceptive Software could lose market share if its competitors introduce new products and services, add functionality to existing products, or reduce prices on their products and services.  If such competitors lower prices with respect to competing products and services, the Company could be forced to lower prices for

  Perceptive Software’s products and services, which could result in less revenue or reduced gross margins, which may negatively impact the Company’s operating results and future profitability.

Changes in the Company’s tax provisions or tax related assets or liabilities could negatively impact the Company’s profitability.

  The Company’s future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where the Company has lower statutory tax rates and higher than anticipated in jurisdictions where the Company has higher statutory tax rates, by changes in the valuation of the Company’s deferred tax assets and liabilities, gains on the management of the Company’s foreign exchange risks, or changes in tax laws, regulations, and accounting principles. The Company is subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on the Company’s operating results and financial condition.

  In addition, the determination of the Company’s worldwide provision for income taxes and other tax related assets or liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although the Company, and its legal and financial advisors, believe the Company’s estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in the Company’s financial statements and may materially affect the Company’s financial results in the period or periods for which such determination is made. A material assessment by a taxing authority or a decision to repatriate foreign cash could adversely affect the Company’s profitability.

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

The revenue and profitability of the Company’s operations have historically varied, which makes future financial results less predictable.

  The Company’s revenue, gross margin and profit vary among hardware, software, supplies and services, product groups and geographic markets and therefore will likely be different in future periods than current results. Overall gross margins and profitability in any given period is dependent upon the hardware/software/supplies mix, the mix of hardware products sold, and the geographic mix reflected in that period’s revenue. Overall market trends, seasonal market trends, competitive pressures, pricing, commoditization of products, increased component or shipping costs and other factors may result in reductions in revenue or pressure on gross margins in a given period.

The Company may fail to realize all of the anticipated benefits of any investments, acquisitions or other significant transactions, which could harm financial results.

  As part of Lexmark’s strategy of becoming an end-to-end solutions provider, the Company routinely discusses, evaluates opportunities, and may enter into agreements regarding possible investments, acquisitions, and other transactions. Such transactions, including the acquisitions of Perceptive Software in 2010; Pallas Athena in 2011; Brainware, Nolij, ISYS and Acuo Technologies in 2012; AccessVia, Twistage, Saperion and Pacsgear in 2013; ReadSoft and GNAX Health in 2014, and Claron in 2015 routinely involve significant risks and challenges and the Company may not be able to realize all of the anticipated benefits of such transactions.  The Company may not be able to identify suitable opportunities on terms acceptable to the Company. The transaction may fail to advance the Company’s business strategy of becoming an end-to-end solutions provider.  The Company may not realize a satisfactory return on investment. The Company’s due diligence process may fail to identify significant issues with an acquired company’s products, financial disclosures, accounting practices or internal control deficiencies.  The Company may not be able to obtain regulatory or other approvals required for the transaction.  The future business operations of an acquired entity may not be successful. The Company may not be able to realize expense synergies and revenue expansion goals.  Disruptions from the transaction could harm relationships with the Company’s or the acquired entity’s existing customers, business partners, employees and suppliers. The Company’s acquisition or other investment may lead to litigation.  Intangible assets and goodwill recognized by the Company in the acquisition could become impaired if subsequent measurements of fair value and implied value, respectively, do not support the carrying values of such assets.

  The Company’s acquisitions present significant challenges and risks relating to the integration of the newly acquired business into the Company, and there can be no assurances that the Company will manage the integration of the newly acquired business successfully. The Company is in the process of integrating ReadSoft and other newly acquired businesses, and each of the Company’s acquisitions pose integration challenges, including the retention of customers and key employees, capitalizing on revenue synergies, and the difficulty of integrating business systems and technology.  The Company’s management may be required to spend a significant amount of time and resources to integrate these newly acquired businesses and the anticipated benefits of the acquisition may take longer to achieve, if at all.  If the Company fails to integrate ReadSoft and other newly acquired businesses on a timely basis, the Company may not meet its expectations regarding the profitability of such acquisitions, which could have an adverse impact on the Company’s business, financial condition and operating results.

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

  The Company’s products and services store, retrieve, manipulate and manage the Company’s customers’ information and data as well as the Company’s own.  The Company has invested a great deal of time and resources in protecting the integrity and security of the Company’s products, services and internal and external data being managed.  Nevertheless, computer hackers could attempt to penetrate or bypass the Company’s data protection and other security measures and gain unauthorized access to its networks, systems and data or compromise the confidential information or data of the Company’s customers. Computer hackers may be able to develop and deploy IT related viruses, worms, and other malicious software programs that could attack the Company’s products and services, exploit potential security vulnerabilities of the Company’s products and services, create system disruptions and cause shutdowns or denials of service.  Data may also be accessed or modified improperly as a result of employee or supplier error or malfeasance and third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to the Company’s data and/or the Company’s customers’ data.

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

Due to the international nature of the Company’s business, changes in a country’s or region’s political or economic conditions or other factors could negatively impact the Company’s revenue, financial condition or operating results.

  Revenue derived from international sales made up more than half of the Company’s revenue in 2014. Accordingly, the Company’s future results could be adversely affected by a variety of factors, including changes in a specific country’s or region’s political or economic conditions; foreign currency exchange rate fluctuations; trade protection measures; local labor regulations; import, export or other licensing requirements; requirements related to making foreign direct investments; and unexpected changes in legal or regulatory requirements. In addition, changes in tax laws and the ability to repatriate cash accumulated outside the U.S. in a tax efficient manner may adversely affect the Company’s financial results, investment flexibility and operations. Moreover, margins on international sales tend to be lower than those on domestic sales, and the Company believes that international operations in emerging geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

  In many foreign countries, particularly those with developing economies, it is common for local business practices to be prohibited by laws and regulations applicable to the Company, such as employment laws, fair trade laws or the Foreign Corrupt Practices Act. Although Lexmark implements policies and procedures designed to ensure compliance with these laws, our employees, contractors and agents, as well as those business partners to which the Company outsources certain business operations, may take actions in violation of these policies. Any such violation, even if prohibited by the Company’s policies, could have a material adverse effect on the Company’s business and reputation. Because of the challenges in managing a geographically dispersed workforce, there also may be additional opportunities for employees to commit fraud or personally engage in practices which violate the policies and procedures of the Company.

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

  The Company relies in large part on its international production facility located in Mexico and international manufacturing and distribution partners, many of which are located in China, Japan, Thailand, Brazil, Poland and the Philippines, for the manufacture of its products and key components of its products. Future operating results may be adversely affected by several factors, including, without limitation, inability of the Company’s international operations or manufacturing and distribution partners to perform or supply products reliably, disruptions in international trade, trade restrictions, import duties, “Buy American” constraints, disruptions at important geographic points of exit and entry, difficulties in transitioning such manufacturing activities among the Company, its international operations and/or its manufacturing and distribution partners, or production and supply constraints which result in additional costs to the Company. The financial failure or loss of a sole supplier or significant supplier of products or key components, or their inability to produce the required quantities, could result in a material adverse impact on the Company’s operating results.

Business disruptions could seriously harm future revenue and financial condition and increase costs and expenses.

  Lexmark’s worldwide operations and those of the Company’s manufacturing partners, suppliers, and freight transporters, among others, are subject to natural and manmade disasters and other business interruptions such as earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, environmental hazards, power shortages, water shortages and telecommunications failures. The occurrence of any of these business disruptions could result in significant losses to the Company, seriously harm the Company’s revenue, profitability and financial condition and increase the Company’s costs and expenses. The consolidation of certain functions into shared service centers and movement of certain functions to lower cost countries by the Company in recent year increases the probability and impact of business disruptions over time.

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

Ineffective internal controls could impact the Company's business and financial results:

  The Company's internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company's business and financial results could be harmed and the Company could fail to meet its financial reporting obligations. For example, in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, management determined that the Company did not maintain effective controls over the completeness, existence, accuracy and presentation and disclosure of the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Management determined that the ineffective controls over income tax accounting constitutes a material weakness. See Item 9A, Controls and Procedures, for a discussion of the Company’s internal control over financial reporting, including a discussion of the material weakness. If the new controls being implemented to address the material weakness and to strengthen the overall internal control over accounting for income taxes are not designed or do not operate effectively, if the Company is unsuccessful in implementing or following these new processes or is otherwise unable to remediate this material weakness, this may result in untimely or inaccurate reporting of the Company’s financial condition or results of operations.

Customer demands and new regulations related to conflict-free minerals may adversely affect the Company.

  The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These requirements could affect the pricing, sourcing and availability of minerals used in products manufactured or contracted to manufacture by the Company. There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in the Company’s products. Lexmark’s supply chain is complex and the Company may be unable to verify the origins for all metals used in the Company’s products. The Company may also encounter challenges with customers and stockholders if the Company is unable to certify that the products are conflict free.

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

  In order to compete, the Company must attract, retain, and motivate executives and other key employees, and its failure to do so could harm the Company’s results of operations. Hiring and retaining qualified executives, engineers, technical staff, sales, marketing and IT support positions are critical to the Company’s business, and competition for experienced employees in Lexmark’s industry can be intense. To help attract, retain, and motivate qualified employees, the Company must offer a competitive compensation package, including cash, cash-based incentive awards and share-based incentive awards, such as restricted stock units.  Because the cash-based and share-based incentive awards are dependent upon the performance conditions relating to the Company’s performance and the performance of the price of the Company’s common stock, the future value of such awards are uncertain.  If the anticipated value of such incentive awards does not materialize, or if the total compensation package ceases to be viewed as competitive, the Company’s ability to attract, retain, and motivate employees could be weakened, which could harm the Company’s results of operations.

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

Item 1B.         UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.         PROPERTIES

Lexmark’s corporate headquarters and principal development facilities are located on a 374 acre campus in Lexington, Kentucky. Perceptive Software’s headquarters is located in Lenexa, Kansas. At December 31, 2014, the Company owned or leased approximately 5.2 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide. Approximately 3.0 million square feet is located in the U.S. and the remainder is located in various international locations. The Company’s principal international manufacturing facility is located in Mexico. The principal domestic manufacturing facility is located in Colorado. The Company occupies facilities for development in various locations including the U.S., the Philippines, India, Germany and Sweden. The Company owns approximately 70 percent of the worldwide square footage and leases the remaining 30 percent. The leased property has various lease expiration dates. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space. Included in the statements above is approximately 0.7 million square feet owned or leased for Perceptive Software.

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

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Lexmark’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “LXK.” As of February 13, 2015, there were 1,652 holders of record of the Class A Common Stock and there were no holders of record of the Class B Common Stock. Information regarding the market prices of the Company’s Class A Common Stock appears in Part II, Item 8, Note 22 of the Notes to Consolidated Financial Statements.

Dividend Policy

Dividends of $0.30 per common share were declared on February 21, 2013, April 25, 2013, July 25, 2013, October 24, 2013 and February 20, 2014. Dividends of $0.36 per common share were declared on April 24, 2014, July 24, 2014, October 23, 2014 and February 19, 2015. Refer to Part II, Item 8, Notes 15 and 21 of the Notes to Consolidated Financial Statements for more information regarding dividends.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(2)
October 1-31, 2014	460,591	$40.60	460,591	$92.2
November 1-30, 2014	62,481	52.82	62,481	88.9
December 1-31, 2014	–	–	–	88.9
Total	523,072	$42.06	523,072

(1) Information regarding the Company’s share repurchases can be found in Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements.

(2) On October 24, 2014, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty. Under the terms of the ASR Agreement, the Company paid $22 million targeting approximately 0.5 million shares based on the closing price of the Company’s Class A Common Stock on October 24, 2014. On October 29, 2014, the Company took delivery of 85% of the shares, or approximately 0.5 million shares at a cost of $18.7 million. On November 21, 2014, the counterparty delivered approximately 0.1 million additional shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to approximately 0.5 million shares at an average price per share of $42.06.

Performance Graph

The following graph compares cumulative total stockholder return on the Company’s Class A Common Stock with a broad performance indicator, the S&P MidCap 400 Index, and an industry index, the S&P 400 Information Technology Index, for the period from December 31, 2009, to December 31, 2014. The graph assumes that the value of the investment in the Class A Common Stock and each index were $100 at December 31, 2009, and that all dividends were reinvested.

Comparison of cumulative total returns	12/31/09	12/31/10	12/31/11	12/30/12	12/31/13	12/31/14
Lexmark International, Inc.	$100	$134	$128	$94	$150	$180
S&P MidCap 400 Index	100	127	124	147	196	215
S&P 400 Information Technology Index	100	133	117	135	174	188

Source: Standard & Poor's Capital IQ

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2014:

(Number of Securities in Millions)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity compensation Plans
Equity compensation plans approved by stockholders	4.4	(2)	$54.93	10.1	(3)
Equity compensation plans not approved by stockholders (4)	0.1		44.19	0.0
Total	4.5		$54.63	10.1

(1) The numbers in this column represent the weighted average exercise price of stock options only

(2) Of the approximately 4.4 million shares outstanding under the equity compensation plans approved by stockholders, there were approximately 1.8 million stock options (of which 1,627,000 are employee stock options and 137,000 are nonemployee director stock options) and approximately 2.6 million restricted stock units (“RSUs”) and deferred stock units (“DSUs”), including associated dividend equivalent units (of which 2,349,000 are employee RSUs and DSUs and 280,000 are nonemployee director RSUs and DSUs). Performance-based RSUs granted in 2012, 2013 and 2014 were included at the target level of achievement. Refer to Part II, Item 8, Note 6 of the Notes to Consolidated Financial Statements for more information.

(3) Of the approximately 10.1 million shares available, 9.8 million relate to employee plans (of which 4.8 million may be granted as full-value awards) and 0.3 million relate to the nonemployee director plan.

(4) As of December 31, 2014, approximately 52,000 shares remained outstanding (all of which are in the form of stock options) pursuant to awards made under the Lexmark International, Inc. Broad-Based Employee Stock Incentive Plan (the “Broad-Based Plan”), an equity compensation plan which had not been approved by the Company’s stockholders. On February 24, 2011, the Company’s Board of Directors terminated the Broad-Based Plan and cancelled the remaining available shares that had been authorized for issuance under the Broad-Based Plan.

Item 6.            SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the Company. For further information refer to the Company’s Consolidated Financial Statements and Notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except per Share Data)

	2014	2013	2012	2011	2010
Statement of Earnings Data:
Revenue (1)	$3,710.5	$3,667.6	$3,797.6	$4,173.0	$4,199.7
Operating income (1)(2)(3)	$149.2	$409.2	$191.5	$367.7	$460.2
Net earnings (1)(2)(3)(4)	$79.1	$261.8	$107.6	$275.2	$350.2
Net earnings per common share
Basic (1)(2)(3)(4)	$1.28	$4.16	$1.57	$3.57	$4.46
Diluted (1)(2)(3)(4)	$1.25	$4.08	$1.55	$3.53	$4.41
Cash dividends declared per common share	$1.38	$1.20	$1.15	$0.25	$–
Statement of Financial Position Data:
Total assets	$3,633.1	$3,616.9	$3,525.3	$3,640.2	$3,706.8
Total debt	$699.7	$699.6	$649.6	$649.3	$649.1

(1) Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition-Related Adjustments and Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for more information on the Company’s acquisitions and pre-tax charges related to amortization of intangible assets and other acquisition-related costs and integration expenses for 2014, 2013 and 2012. Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for more information on the Company’s divestiture-related adjustments for 2013. Refer to Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements for more information on the Company’s reportable segment Revenue and Operating income (loss) for 2014, 2013 and 2012.

The Company acquired Pallas Athena on October 18, 2011. Perceptive Software Revenue and Operating income (loss) included in the table above for 2011 were $94.8 million and $(29.5) million, respectively. The Company incurred pre-tax charges of $24.5 million in 2011 related to acquisitions, including $21.2 million related to amortization of intangible assets and $3.3 million of other acquisition-related costs and integration expenses.

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

(2) Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring Charges and Project Costs for more information on the Company’s restructuring charges and project costs for 2014, 2013 and 2012. Refer to Part II, Item 8, Note 5 of the Notes to Consolidated Financial Statements for more information on the Company’s restructuring charges for 2014, 2013 and 2012. Amounts in 2011 include restructuring charges and project costs of $29.9 million. Amounts in 2010 include restructuring charges and project costs of $38.6 million.

(3) Refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements for more information on the Company’s asset and actuarial net (gain) loss on pension and other postretirement benefit plans for 2014, 2013 and 2012. Amounts in 2011 include asset and actuarial net loss on pension and other postretirement benefit plans of $94.7 million. Amounts in 2010 include asset and actuarial net loss on pension and other postretirement benefit plans of $1.9 million.

(4) Refer to Part II, Item 8, Note 14 of the Notes to Consolidated Financial Statements for more information on the Company’s discrete tax items for 2014, 2013 and 2012. Amounts in 2010 include a $14.7 million benefit from discrete tax items mainly related to audits concluding, statutes expiring, and true-ups of prior year tax returns.

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

  Perceptive Software offers a complete suite of ECM, BPM, DOM, intelligent data capture, search software and medical imaging VNA software products and solutions. The ECM and BPM software and services markets primarily serve business customers. Perceptive Software uses a direct to market sales and demand generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, public sector (which includes higher education and government), and commercial, which spans areas such as retail, banking, insurance and manufacturing. Perceptive Software also offers a channel partner program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market, as well as an OEM program which includes Perceptive Software’s offerings within channel partners’ existing solutions to their customers. Perceptive Software has two general forms of software agreements with its customers, perpetual licenses and subscription services.

Refer to Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments, which is incorporated herein by reference.

Key Messages

2014

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

In order to support these strategic focus areas, and to allow Lexmark to participate in the growing market to manage unstructured data and processes, and to further strengthen the Company’s products, content/business process management solutions and MPS, the Company acquired Brainware, Nolij, ISYS and Acuo Technologies in 2012; Twistage, Access Via, Saperion and Pacsgear in 2013; ReadSoft and GNAX Health in 2014; and Claron in 2015. These acquisitions are included in the Perceptive Software segment.

While focusing on core strategic initiatives, Lexmark has taken actions over the last few years to improve its cost and expense structure. As a result of restructuring initiatives, significant changes have been implemented, from the consolidation and reduction of the manufacturing and support infrastructure and the increased use of shared service centers in low-cost countries, to the exit of inkjet technology. In 2012, the Company announced restructuring actions including exiting the development and manufacturing of its remaining inkjet hardware. In the second quarter of 2013, the Company and Funai entered into a Master Inkjet Sale Agreement of the Company’s inkjet-related technology and assets to Funai for total cash consideration of $100 million. Included in the sale were one of the Company’s subsidiaries, certain intellectual property and other assets of the Company. The Company will continue to provide service, support and aftermarket supplies for its current inkjet installed base. The sale closed in the second quarter of 2013. With this announcement, Lexmark has focused its printing and MFP development activities solely in laser-based technologies.

The Company remains committed on its stated capital allocation framework of returning, on average, more than 50 percent of free cash flow to its shareholders through dividends and share repurchases while pursuing acquisitions and organic investments that support the strengthening and growth of the Company.

Lexmark’s 2014 revenue was up 1% YTY, primarily due to higher laser revenue in the ISS segment and increased Perceptive Software revenue, offset by an unfavorable impact of approximately 4% due to the Company’s exit of inkjet technology and an unfavorable YTY currency impact of 1%. Operating income decreased 64% YTY primarily driven by the Gain on sale of inkjet-related technology and assets of $73.5 million recognized in the 2013 period and a pension and other postretirement benefit plan net loss of $80.5 million in 2014, compared with a net gain of $83.0 million in 2013. Operating income also reflected the revenue impacts discussed above as well as a reduction in operating expenses due to the Company’s previously announced restructuring and ongoing expense actions.

As in 2014, the Company is focused in 2015 on revenue and profit growth from the strategic imaging and software segments of the business, particularly MPS offerings and Perceptive Software. While this growth will be dampened by the remaining Inkjet Exit headwind in 2015, this headwind will decline over time.

Refer to the section entitled “RESULTS OF OPERATIONS” that follows for a further discussion of the Company’s results of operations.

Trends and Opportunities

Lexmark serves both the distributed printing and imaging, and content and process management markets with a focus on business customers. Lexmark’s enterprise content and process management software platform supports traditional business content as well as rich media and industry-specific content like medical image content, and includes enterprise search, intelligent capture, DOM, and business process and case management. Lexmark’s healthcare offering includes an industry leading, standards based and highly secure, content repository and VNA that integrates all patient unstructured information across the enterprise to enable easy access including access via an EMR system. This healthcare content and process management offering also includes workflow automation and information and medical imaging study sharing within and between facilities and organizations. Lexmark management believes the total relevant market opportunity of these markets combined in 2014 was approximately $80 billion. Lexmark management believes that the total relevant distributed laser printing and imaging market opportunity was approximately $70 billion in 2014, including printing hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management believes that the overall distributed printing market declined slightly in 2014. The distributed printing industry is expected to experience flat to low single digit declining revenue overall over the next few years, but continued growth is expected in MPS, MFPs, and color laser printing products which are all areas of focus for Lexmark. Based on industry analysts’ forecasts, MPS and fleet solutions are projected to continue to experience approximately 10% annual revenue growth rates over the next several years and the relevant content and process management software markets that Lexmark participates in are projected to grow in aggregate approximately 11% annually over the next several years. In 2014, the total relevant content and process management software market was approximately $10 billion, excluding related professional services. However, management believes the total addressable market is significantly larger due to relatively low penetration of content and process management software solutions worldwide.

Market trends driving long-term growth include:

  Continued adoption of color and graphics output in business;

  Advancements in electronic movement of information, driving a continued shift in pages away from centralized commercial printing and document scanning to distributed printing and multi-channel capture by end users when and where it is convenient to do so, including via smart MFPs, mobile devices and the web;

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

  Customer desire to have a third party manage their printing and document output environment;

  Ongoing emphasis on improving business process efficiency and driving costs out of the organization by better managing enterprise content and associated processes;

  Increasing need to capture, manage and access content from any location or any web-enabled device, including mobile access and mobile workflow participation, while ensuring content security;

  Growing desire to unify structured data in business systems with unstructured paper and digital content to make the unstructured content more valuable and actionable within business functions; and

  Increasing need in the healthcare industry to unify structured patient data, that is now typically stored in an EMR system, with unstructured content, that includes medical imaging studies and other patient documents and content such as lab reports and physicians notes, to enable easy unified access by clinical staff and referring physicians, across the healthcare continuum to improve clinical and business outcomes.

As a result of these market trends, Lexmark has growth opportunities in monochrome and color laser printers and MFPs, MPS, as well as fleet management solutions, ECM, BPM, DOM, intelligent data capture, search, and medical imaging VNA, software products and solutions.

Color and MFP devices continue to represent a more significant portion of the laser market. The Company’s management believes that these trends will continue. Industry pricing pressure is partially offset by the tendency of customers to purchase higher value color and MFP devices and optional paper handling and finishing features. Customers are also purchasing connected smart MFPs and content and process management software solutions and services to optimize their document-related processes and infrastructure in order to improve productivity and cost.

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

The content and process management software and services markets serve business customers. These markets include solutions for capturing all types of unstructured information such as hardcopy, photographs, emails, images, video, audio and faxes as well as intelligent indexing, archiving and routing of this information to streamline and automate process workflows while managing changes to both content and processes and automating governance and compliance policies. These solutions help companies leverage the value of their unstructured information by connecting it with existing enterprise applications and making it available in context within processes so that businesses can make better and faster decisions to enhance growth, improve productivity, lower costs and improve customer satisfaction. These markets also include solutions that help businesses understand existing processes, design and manage new processes, and enable the assembly of content into meaningful communications internally and with their customers and partners.

Management sees growth opportunities in large/global enterprises with a distributed workforce, in organizations that are seeking to optimize their content-related infrastructure and reduce costs, and in functional areas where workers rely on mobile devices for productivity.

The demand for content and process management solutions is strong in developed and emerging markets alike, representing a considerable growth opportunity for Perceptive Software. Lexmark’s products are already installed in geographies around the world, and management believes this global customer base serves as an impetus for additional installations for Perceptive Software outside of North America. Customers continue to purchase ECM solutions that result in greater efficiency and productivity in their various lines of business and back office operations.

Business systems such as ERP, EMR, and CRM systems represent a mature market and remain vital applications but do not satisfy an organization’s enterprise content management needs. The Company expects organizations to continue to look to ECM and BPM solutions to complete their enterprise information infrastructure, increasing the value of their core business system investments and leading to gains in efficiency.

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

  The Company’s future operating results may be adversely affected if the consumption of inkjet aftermarket supplies used in the Company’s legacy inkjet installed base is less than expected.

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

  Global economic uncertainty, difficulties in the financial markets and unfavorable movements in currency exchange rates could impact the Company’s future operating results.

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

Strategy and Initiatives

Lexmark’s strategy is based on a business model of investing in technology to develop and sell printing and imaging, and content and process management solutions, including printers, multifunction devices and software solutions with the objective of growing its installed base of hardware devices and software installations, which drives recurring printing supplies sales and software subscription, maintenance and services revenue. The Company’s management believes that Lexmark has the following strengths related to this business model:

  Lexmark is highly focused on delivering printing, imaging, and content and process management software solutions and services for specific industries and business processes in distributed work environments.

  Lexmark internally develops both monochrome and color laser printing technology

  Lexmark, through Perceptive Software, also internally develops content and process management software that includes DOM, intelligent capture, search, rich content management, and healthcare specific medical imaging and VNA software products as well as other industry tailored solutions to help companies manage the lifecycle of their content and business processes all in the context of their existing enterprise applications.

  Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners.

Lexmark’s strategy involves the following core strategic initiatives:

  Invest in technology, hardware and software products and solutions to secure high value product installations and capture profitable supplies, software subscription, and maintenance and service annuities in content-intensive industries and business processes;

  Target and capture business customers, markets and channels that drive higher page generation and supplies usage; and

  Advance and grow the Company’s content and process management solutions business worldwide.

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

The Company uses its best estimate of selling price (“BESP”) when allocating the transaction price for many of its product and service deliverables as permitted under the accounting guidance for multiple element arrangements when sufficient vendor specific objective evidence (“VSOE”) and third party evidence do not exist. BESP for the Company’s product deliverables is determined by utilizing a weighted average price approach which starts with a review of historical stand-alone sales data. Prior sales are grouped by product and key data points utilized such as the average unit price and the weighted average price in order to incorporate the frequency of each product sold at any given price. Due to the large number of product offerings, products are then grouped into common product categories (families) incorporating similarities in function and use and a BESP discount is determined by common product category. This discount is then applied to product list price to arrive at a product BESP. BESP for the Company’s service deliverables is determined primarily by utilizing a cost plus margin approach as the Company does not typically sell its services on a stand-alone basis.  The Company generally uses third party suppliers to provide the services component of its multiple element arrangements, thus the cost of services is generally that which is invoiced to the Company, but may also include cost estimates based on parts, labor, overhead and estimates of the number of service actions to be performed. A margin is applied to the cost of services in order to determine a BESP, and is primarily based on consideration of internal factors such as margin objectives and pricing practices as well as competitor pricing strategies. For those services that are offered to customers on a stand-alone basis, the Company utilizes stand-alone quotes to develop a range of prices offered. A BESP for these services has been determined as an average price per hour.

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

In spite of economic uncertainty in Eurozone economies, the Company has not experienced an increase in credit losses in EMEA and no adjustments have been recognized in the Company’s allowance for doubtful accounts specifically regarding this matter as of December 31, 2014. Approximately 27% of the Company’s trade receivables balance is related to EMEA customers.

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

Inventory Reserves and Adverse Purchase Commitments

Lexmark writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value. The Company estimates the difference between the cost of obsolete or unmarketable inventory and its market value based upon product demand requirements, product life cycle, product aging, product pricing and quality issues. Also, Lexmark records an adverse purchase commitment liability when anticipated market sales prices are lower than committed costs. If actual market conditions are less favorable than those projected by management, additional inventory write-downs and adverse purchase commitment liabilities may be required.

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

  Expected long-term return on plan assets — based on long-term historical actual asset return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources. The Company also includes an additional return for active management, when appropriate, and deducts various expenses. The Company uses fair value of plan assets to determine expense.

  Discount rate — reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality fixed-income investments. The Company uses a yield-curve approach to determine the assumed discount rate based on the timing of the cash flows of the expected future benefit payments. The Company uses an above-mean yield curve for a more refined estimate of the benefit obligation.

  Rate of compensation increase — Effective April 2006, this assumption is no longer applicable to the U.S. pension plan due to the benefit accrual freeze in connection with the Company’s 2006 restructuring actions. In addition, some of the non-U.S. pension plans are also frozen.

Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, corporate debt, annuity contracts and other securities. The U.S. pension plan comprises a significant portion of the assets and liabilities relating to the Company’s pension plans. The investment goal of the U.S. pension plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. U.S. asset allocation percentages as of December 31, 2014 were 36% equity and 64% fixed income investments. The U.S. pension plan employs professional investment managers to invest in U.S. equity, global equity, international developed equity, emerging market equity, U.S. fixed income, high yield bonds and emerging market debt. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The U.S. pension plan currently uses a combination of both active management and passive index funds to achieve its investment goals.

The accounting guidance for employers’ defined benefit pension and other postretirement plans requires recognition of the funded status of a benefit plan in the statement of financial position. The change in the fair value of plan assets and net actuarial gains and losses are recognized in net periodic benefit cost in the fourth quarter of each year and whenever a remeasurement is triggered. The remaining components of pension and other postretirement benefit cost are recorded on a quarterly basis. Actuarial gains and losses may be related to actual results that differ from assumptions as well as changes in assumptions, which may occur each year. Factors that can significantly impact the amounts of such gains and losses include differences between the actual and expected return on plan assets, changes in discount rates used in the measurement of pension and other postretirement plan obligations each year, and changes in actuarial assumptions, such as plan participants’ life expectancy. Prior service cost or credit continue to be accumulated in other comprehensive earnings and amortized over the estimated future service period of active plan participants.

For the years ended December 31, 2014, 2013, and 2012, the asset and actuarial net gains and losses on pension and other postretirement benefit plan remeasurements reflected in operating income were a loss of  $81 million, a gain of $83 million, and a loss of $22 million, respectively. The following table summarizes the components of the asset and actuarial net gain or loss on pension and other postretirement plan measurements during each period presented:

(Dollars in millions)	2014	2013	2012

Change in discount rate and other actuarial assumptions	$103	$(66)	$63

Actual (return) loss on plan assets	(66)	(60)	(83)

Expected return on plan assets	44	43	42

Total asset and actuarial net (gain) loss	$81	$(83)	$22

Actual return on plan assets	9.7%	9.3%	14.4%

Expected return on plan assets	6.7%	6.9%	7.2%

The actuarial loss in 2014 was primarily due to a decrease in discount rates. Also increasing the loss was a change in mortality assumptions to reflect a new set of mortality tables finalized by the Society of Actuaries on October 24, 2014, which included longer life expectancies than projected by past tables. The actuarial gains in 2013 were mainly driven by increases in discount rates. The actuarial loss in 2012 was primarily due to a decrease in discount rates. For 2014, 2013, and 2012, asset returns exceeded expectations resulting in net asset gains of $22 million, $17 million and $41 million, respectively.

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

	Increase (Decrease) in 2014	Increase (Decrease) in Projected
	Pre-tax Net Periodic Benefit	Benefit Obligation for the U.S.
	Cost for the U.S. Pension Plans	Pension Plans as of Dec. 31, 2014
Change in Assumption	(in millions)	(in millions)

25 basis points decrease in discount rate	$(0.8)	$17.6

25 basis points increase in discount rate	0.8	(16.9)

50 basis points decrease in actual return on plan assets	2.7	No Impact

50 basis points increase in actual return on plan assets	(2.7)	No Impact

	Increase (Decrease) in 2014
	Pre-tax Interim Period	Increase (Decrease) in Projected
	Net Periodic Benefit Cost	Benefit Obligation for the U.S.
	for the U.S. Pension Plans	Pension Plans as of Dec. 31, 2014
	(in millions)	(in millions)

25 basis points decrease in expected return on plan assets	$1.3	No Impact

25 basis points increase in expected return on plan assets	(1.3)	No Impact

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

The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, the Company adjusts the previously recorded tax expense to reflect examination results. Lexmark’s ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease the Company’s effective tax rate, as well as impact the operating results. Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for information regarding the Company’s policy for income taxes.

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

The Company’s Level 3 recurring fair value measurements are related to certain corporate debt, asset-backed and mortgage-backed securities. The fair values are classified as Level 3 due to (1) a low number of observed trades or pricing sources or (2) variability in the pricing data is higher than expected. There is less certainty that the fair values of these securities would be realized in the market due to the low level of observable market data.

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

Given the level of judgment required to make the assessments, the final outcomes of the Company’s investments in debt securities could prove to be different than the results reported. Issuers with good credit standings and relatively solid financial conditions today may not be able to fulfill their obligations ultimately. Furthermore, the Company could reconsider its decision not to sell a security depending on changes in its own cash flow projections as well as changes in the regulatory and economic environment that may indicate that selling a security is advantageous to the Company. Historically, the Company has incurred a low amount of realized losses from sales of marketable securities.

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

Although the qualitative assessment for goodwill impairment testing is available to Lexmark, the Company performed a quantitative test of impairment in 2014 and 2013. In estimating the fair value of its reporting units, the Company generally considers a discounted cash flow analysis, which requires judgments such as projected future earnings and weighted average cost of capital, and market based measurements analysis, which include multiples developed from prices paid in observed market transactions of comparable companies. For its estimation of the fair value of the Perceptive Software reporting unit, the Company used an equally-weighted measure based on a discounted cash flow analysis and a market based measurement analysis. For its estimation of the fair value of the ISS reporting unit, the Company used a discounted cash flow analysis.

Goodwill recognized by the Company at December 31, 2014 was $605.8 million and was allocated to the Perceptive Software and ISS reporting units in the amount of $587.0 million and $18.8 million, respectively. The fair values of these reporting units were substantially in excess of their carrying values on this date. The values of Perceptive Software and ISS were heavily reliant on forecasted financial information. Key assumptions to the valuation of Perceptive Software include its ability to strengthen its channel presence and expand internationally and the revenue growth that would result therefrom.  Other key inputs to the fair value calculations include operating margin assumptions and discount rates.

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

RESULTS OF OPERATIONS

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

The following table summarizes the results of the Company’s operations for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$3,710.5	100%	$3,667.6	100%	$3,797.6	100%
Gross profit	1,409.8	38%	1,443.9	39%	1,401.8	37%
Operating expense	1,260.6	34%	1,034.7	28%	1,210.3	32%
Operating income	149.2	4%	409.2	11%	191.5	5%
Net earnings	79.1	2%	261.8	7%	107.6	3%

During 2014, consolidated revenue increased 1% compared to prior year. Gross profit decreased 2%, Operating expense increased 22% and Operating income decreased 64% when compared to the same period in 2013.

Net earnings for the year ended December 31, 2014 declined 70% from the prior year primarily due to lower operating income. Operating income for the year ended December 31, 2014 included $119.1 million of pre-tax acquisition-related adjustments, a pension and other postretirement benefit plan asset and actuarial net loss of $80.5 million, $45.8 million of pre-tax restructuring charges and project costs and $1.7 million of pre-tax divestiture-related cost. The Company uses the term “project costs” for incremental charges related to the execution of its restructuring plans. The Company uses the term “acquisition-related adjustments” for purchase accounting adjustments and incremental acquisition and integration costs related to acquisitions.

During 2013, consolidated revenue declined 3% compared to 2012. Gross profit increased 3%, Operating expense decreased 15% and Operating income increased 114% when compared to the same period in 2012.

Net earnings for the year ended December 31, 2013 increased 143% from the prior year primarily due to higher operating income. Operating income in 2013 included a pension and other postretirement benefit plan asset and actuarial net gain of $83.0 million, $69.2 million of pre-tax divestiture-related benefit, $90.4 million of pre-tax acquisition-related adjustments and $54.5 million of pre-tax restructuring charges and project costs.

Revenue

For the year ended December 31, 2014, consolidated revenue increased 1% YTY, reflecting higher laser revenue in the ISS segment and increased Perceptive Software revenue, offset by an unfavorable impact of approximately 4% due to the Company’s exit of inkjet technology and an unfavorable YTY currency impact of 1%.

Revenue by Reportable Segment

(Dollars in millions)	2014	2013	% Change	2013	2012	% Change
ISS	$3,414.8	$3,444.0	(1)%	$3,444.0	$3,641.6	(5)%
Perceptive Software	295.7	223.6	32%	223.6	156.0	43%
Total revenue	$3,710.5	$3,667.6	1%	$3,667.6	$3,797.6	(3)%

Revenue by Product

(Dollars in millions)	2014	2013	% Change	2013	2012	% Change
Hardware (1)	$782.1	$762.8	3%	$762.8	$826.5	(8)%
Supplies (2)	2,445.9	2,484.4	(2)%	2,484.4	2,640.1	(6)%
Software and Other (3)	482.5	420.4	15%	420.4	331.0	27%
Total revenue	$3,710.5	$3,667.6	1%	$3,667.6	$3,797.6	(3)%

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

For the year ended December 31, 2014, ISS revenue declined 1% compared to prior year, which reflected an unfavorable inkjet exit impact of approximately 4% and an unfavorable currency impact of 1% compared to the prior year. ISS hardware revenue increased 2% YTY and laser hardware revenue increased 2% YTY. Large workgroup laser hardware revenue, which represented about 84% of total hardware revenue for the year ended December 31, 2014 increased 3% YTY with 7% increase in units partially offset by a 4% decline in average unit revenue (“AUR”). Unit growth, particularly for color units, reflected growth in the segment’s MPS business. The AUR decline reflected competitive pricing pressures early in the year as well as unfavorable currency impacts, particularly in the fourth quarter. Small workgroup laser hardware revenue, which for the year ended December 31, 2014 represented 16% of total hardware revenue, declined 1% YTY driven by an 8% decline in AUR mostly offset by a 7% increase in units. The decline in AUR was driven by competitive pricing pressures and a higher relative proportion of revenue for mono devices, as well as unfavorable currency impacts, particularly in the fourth quarter. There was no inkjet exit hardware revenue for the year ended December 31, 2014.

Supplies revenue for the year ended December 31, 2014 was down 2% compared to the same period in 2013. Laser supplies revenue increased 5% YTY primarily due to strong end-user demand, attributed to growth in the segment’s MPS business and the large workgroup installed base. Inkjet exit supplies revenue declined 36% YTY due to ongoing and expected declines in the inkjet install base as the Company has exited inkjet technology.

For the year ended December 31, 2013, ISS revenue decreased 5% compared to prior year, which reflected an unfavorable inkjet exit impact of approximately 6%. Currency had a negligible impact on ISS revenue when compared to the prior year. Hardware revenue declined 8% YTY and laser hardware revenue declined 2% YTY. Large workgroup laser hardware revenue, which represented about 83% of total hardware revenue for the year ended December 31, 2013 remained flat YTY with a 3% decline in AUR offset by a 3% increase in units. Small workgroup laser hardware revenue, which for the year ended December 31, 2013 represented 17% of total hardware revenue, declined 11% YTY driven by a 15% decline in units. Small workgroup AUR increased 4% YTY. Inkjet exit hardware revenue, which for the year ended December 31, 2013 represented less than 1% of total hardware revenue, declined 92% YTY as the Company has exited inkjet technology.

Supplies revenue for the year ended December 31, 2013 was down 6% compared to the same period in 2012. Laser supplies revenue increased 2% YTY. Inkjet exit supplies revenue declined 32% YTY due to ongoing and expected declines in the inkjet install base as the Company has exited inkjet technology.

During 2014, 2013 and 2012, no one customer accounted for more than 10% of the Company’s total revenues.

Perceptive Software

For the year ended December 31, 2014, software and other increased 15% YTY, driven by the 32% YTY growth in Perceptive Software revenue. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the year ended December 31, 2014 increased 31% compared to the same period in 2013. The YTY increases are due to the acquisition of ReadSoft in 2014 as well as the full-year benefit of the acquisitions of Saperion and PACSGEAR in the third and fourth quarters of 2013, respectively, partially offset by organic decline of 3%. This decline was driven by lower YTY perpetual license revenue, particularly in the U.S., attributed to timing for closing of customer contracts as well as selection of a subscription model by certain customers during the year, consistent with an overall shift in market trends. The 2014 and 2013 financial results for the Perceptive Software reportable segment include only the activity occurring after the dates of acquisition.

For the year ended December 31, 2013, software and other increased 27% YTY, driven by the 43% YTY growth in Perceptive Software. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the year ended December 31, 2013 increased 48% compared to the same period in 2012. The YTY increases are due to the acquisitions of Acuo in December 2012, Twistage and AccessVia in March of 2013, Saperion in September of 2013, and Pacsgear in October of 2013, as well as organic growth of 16% in Perceptive Software. The 2013 and 2012 financial results for the Perceptive Software reportable segment include only the activity occurring after the dates of acquisition.

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

See “Acquisition-related Adjustments” section that follows for further discussion.

Revenue by Geography

The following table provides a breakdown of the Company’s revenue by geography:

(Dollars in millions)	2014	% of Total	2013	% of Total	% Change	2013	2012	% of Total	% Change
United States	$1,607.2	43%	$1,576.8	43%	2%	$1,576.8	$1,695.5	45%	(7)%
EMEA (Europe, the
Middle East &
Africa)	1,368.8	37%	1,353.5	37%	1%	1,353.5	1,320.3	35%	3%
Other International	734.5	20%	737.3	20%	–%	737.3	781.8	20%	(6)%
Total revenue	$3,710.5	100%	$3,667.6	100%	1%	$3,667.6	$3,797.6	100%	(3)%

For the year ended December 31, 2014, revenues in the United States increased compared to the same period in 2013 primarily due to higher laser supplies, laser hardware and Perceptive Software revenue, partially offset by unfavorable inkjet exit impact. Revenues in EMEA increased compared to the same period in 2013 primarily due to increased laser supplies revenue and growth in Perceptive Software in the region attributed to the acquisitions of ReadSoft and Saperion, partially offset by unfavorable inkjet exit impact and unfavorable currency impacts, particularly in the fourth quarter. Revenues in other international regions were relatively unchanged YTY, reflecting increased laser supplies revenue in Asia and Latin America, offset by unfavorable inkjet exit impact. For the year ended December 31, 2014, laser supplies revenue increased in all geographies compared with the same period in the prior year. For 2014, currency exchange rates had a 1% unfavorable YTY impact on revenue.

For the year ended December 31, 2013, the decline in revenues compared to the same period in 2012 for all regions reflects the impact of the Company’s planned exit from inkjet technologies partially offset by revenue growth, principally in EMEA. For 2013, currency exchange rates had a negligible YTY impact on revenue.

Gross Profit

The following table provides gross profit information:

(Dollars in millions)	2014	2013	% Change	2013	2012	% Change
Gross profit dollars	$1,409.8	$1,443.9	(2)%	$1,443.9	$1,401.8	3%
% of revenue	38%	39%	(1) pts	39%	37%	2	pts

For the year ended December 31, 2014, consolidated gross profit decreased 2% while gross profit as a percentage of revenue decreased 1 percentage point compared to the same period in 2013. Gross profit margin versus the same period in 2013 was impacted by a 1 percentage point decrease primarily due to a net pension and other post-retirement benefit plan net loss compared with a gain in the prior year and higher YTY acquisition-related adjustments. Product margins declined slightly, as improved hardware product margins were more than offset by the impact of unfavorable currency movements. The slightly unfavorable product mix impact was due to the benefit from lower relative levels of inkjet hardware and relatively more laser supplies revenue being more than offset by the unfavorable impact of relatively less inkjet supplies revenue. Gross profit for the year ended December 31, 2014 included $62.3 million of pre-tax acquisition-related adjustments, a pension and other postretirement benefit plan net loss of $18.9 million and $9.3 million of pre-tax restructuring charges and project costs.

For the year ended December 31, 2013, consolidated gross profit increased 3% while gross profit as a percentage of revenue increased 2 percentage points compared to the same period in 2012. Gross profit margin versus the same period in 2012 was impacted by a 3 percentage point YTY increase due to a favorable mix shift reflecting relatively less inkjet hardware and more software and laser supplies. Gross profit margin was also impacted by a 1 percentage point increase due to lower YTY costs of restructuring activities, acquisition-related adjustments, and a net pension and other post-retirement benefit plan net gain compared with a loss in the prior year. This was partially offset by a 1 percentage point decrease YTY due to negative product margins. Gross profit for the year ended December 31, 2013 included $52.4 million of pre-tax acquisition-related adjustments, $21.5 million of pre-tax restructuring charges and project costs and a pension and other postretirement benefit plan net gain of $17.4 million.

Gross profit for the year ended December 31, 2012 included $47.8 million of pre-tax restructuring charges and project costs, $32.7 million of pre-tax acquisition-related adjustments and a pension and other postretirement benefit plan net loss of $4.3 million.

See “Restructuring Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	2014		2013		2012
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$354.5	10%	$287.2	8%	$369.1	10%
Selling, general and administrative	888.2	24%	810.1	22%	805.1	21%
Gain on sale of inkjet-related technology and assets	–	–%	(73.5)	(2)%	–	–%
Restructuring and related charges (reversals)	17.9	–%	10.9	–%	36.1	1%
Total operating expense	$1,260.6	34%	$1,034.7	28%	$1,210.3	32%

For the year ended December 31, 2014, total operating expense increased 22% compared to the same period in 2013, primarily due to the Gain on sale of inkjet-related technology and assets recognized in the 2013 period, a pension and other postretirement benefit plan net loss in 2014 compared with a net gain in 2013 and higher acquisition-related adjustments.

Research and development expenses for the year ended December 31, 2014 increased compared with the same period in 2013 primarily due to a pension and other postretirement benefit plan net loss compared with a net gain in 2013. Research and development expenses for the 2014 period also reflected increased investment in Perceptive Software both organically and due to the Company’s acquisitions, particularly ReadSoft in the third quarter of 2014. Selling, general and administrative expenses for the year ended December 31, 2014 increased compared with the same period in 2013 primarily due to a pension and other postretirement benefit plan net loss compared with a net gain in 2013, higher acquisition and divestiture-related adjustments and investment in Perceptive Software, partially offset by expense reductions in All other due to the Company’s 2012 restructuring actions and overall expense management.

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

Research and development expenses decreased in 2013 compared to 2012, primarily due to the exit of inkjet technology and development in 2012. Selling, general and administrative expenses increased due to employee variable compensation expenses and the impact of acquisitions completed in Perceptive Software, partially offset by expense reductions from the restructuring announced in August 2012. Both research and development and selling, general and administrative expenses in 2013 reflected the pension and other postretirement benefit plan net gain compared with a net loss in 2012.

The following table summarizes the restructuring and related charges and project costs, acquisition-related adjustments and the impact of the pension and other postretirement benefit plan net (gains) losses included in the Company’s operating expenses for the periods presented in the table above:

							Pension and other
	Restructuring charges			Acquisition and divestiture-			postretirement benefit
	and project costs			related adjustments			plan net (gain) loss
(Dollars in millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Research and development	$–	$–	$–	$0.8	$0.7	$0.9	$21.0	$(36.0)	$7.4
Selling, general and administrative	18.6	22.1	37.9	57.7	41.6	32.2	40.6	(29.6)	10.1
Restructuring and related charges	17.9	10.9	36.1	–	–	–	–	–	–
Gain on sale of inkjet-related technology and assets	–	–	–	–	(73.5)	–	–	–	–
Total	$36.5	$33.0	$74.0	$58.5	$(31.2)	$33.1	$61.6	$(65.6)	$17.5

See “Restructuring Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion of the Company’s restructuring plans and acquisitions.

Operating Income (Loss)

The following table provides operating income by reportable segment:

(Dollars in millions)	2014	2013	Change		2013	2012	Change
ISS	$645.4	$770.3	(16)%		$770.3	$601.0	28%
% of segment revenue	19%	22%	(3)	pts	22%	17%	5	pts

Perceptive Software	(88.5)	(79.5)	(11)%		(79.5)	(72.1)	(10)%
% of segment revenue	(30)%	(36)%	6	pts	(36)%	(46)%	10	pts

All other	(407.7)	(281.6)	(45)%		(281.6)	(337.4)	17%
Total operating income (loss)	$149.2	$409.2	(64)%		$409.2	$191.5	114%
% of total revenue	4%	11%	(7)	pts	11%	5%	6	pts

For the year ended December 31, 2014, the decrease in consolidated operating income compared to the same period in 2013, was primarily due to lower operating income in the ISS segment and an increase in operating loss in All other. The lower ISS operating income for the year ended December 31, 2014 was primarily due to the gain on sale of inkjet-related assets and technology recognized in the 2013 period, included in acquisition and divestiture-related adjustments below. Additionally, the decline in inkjet exit supplies revenue was partially offset by increased laser supplies and hardware revenue and a reduction in operating expenses due to the Company’s previously announced restructuring and ongoing expense actions. The higher operating losses in Perceptive Software were driven by higher acquisition-related adjustments and restructuring charges and project costs. The higher operating losses in All other reflected the impact of the pension and other postretirement benefit plan net loss in 2014, compared with a net gain in 2013, partially offset by lower acquisition and divestiture-related adjustments and expense reductions due to the Company’s 2012 restructuring actions and overall expense management.

For the year ended December 31, 2013, the increase in consolidated operating income compared to the same period in 2012, reflected higher operating income in the ISS segment and a decrease in operating loss in All other. The higher ISS operating income is driven by improved laser profitability, principally reflecting lower operating expenses, combined with lower restructuring costs and the net benefit from the gain on sale of inkjet-related technology and assets and other divestiture costs, partially offset by reductions in income from the inkjet exit. The decrease in operating loss in All other reflected the impact of the pension and other postretirement benefit plan net gain in 2013, compared with a net loss in 2012.

The following table provides restructuring and related charges and project costs, acquisition and divestiture-related adjustments and the impact of the pension and other postretirement benefit plan net (gains) losses included in the Company’s operating income for the periods presented. The net gain of $73.5 million on the sale of inkjet-related assets and technology for the year ended December 31, 2013 is reflected below as a gain of $103.1 million recognized in ISS, offset by a loss of $29.6 million recognized in All other.

							Pension and other
	Restructuring charges and			Acquisition and divestiture-			postretirement benefit plan
	project costs			related adjustments			net (gain) loss
(Dollars in millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
ISS	$15.9	$29.7	$92.6	$2.2	$(98.7)	$–	$–	$–	$–
Perceptive Software	11.3	4.8	0.7	91.7	72.8	46.9	–	–	–
All other	18.6	20.0	28.5	26.9	47.1	18.9	80.5	(83.0)	21.8
Total	$45.8	$54.5	$121.8	$120.8	$21.2	$65.8	$80.5	$(83.0)	$21.8

See “Restructuring Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

(Dollars in millions)	2014	2013	2012
Interest expense, net	$31.6	$33.0	$29.6
Other expense (income), net	4.2	4.5	(0.5)
Loss on extinguishment of debt	–	3.3	–
Total interest and other expense (income), net	$35.8	$40.8	$29.1

During 2014, total interest and other expense (income) net, decreased 12% compared to the same period in 2013, primarily due to the loss on extinguishment of debt included in the 2013 period and lower net interest expense. The loss of $3.3 million on extinguishment of debt in 2013 is comprised of $3.2 million of premium paid upon repayment of the Company’s 2013 senior notes and $0.1 million related to the write-off of related debt issuance costs. During 2013, total interest and other (income) expense, net, increased 40% compared to the same period in 2012.

Provision for Income Taxes and Related Matters

The Company’s effective income tax rate was approximately 30.2%, 28.9% and 33.8% in 2014, 2013 and 2012, respectively. Refer to Part II, Item 8, Note 14 of the Notes to Consolidated Financial Statements for a reconciliation of the Company’s effective tax rate to the U.S. statutory rate.

The 1.3 percentage point increase of the effective tax rate from 2013 to 2014 was primarily due to the following factors: an increase due to a geographic shift in earnings away from lower tax jurisdictions in 2014; an increase due to the 2012 research and development credit being recorded in 2013; a decrease due to various adjustments to previously accrued taxes; and an increase due to an adjustment for the realizability of a deferred tax asset in 2014.

The 4.9 percentage point decrease of the effective tax rate from 2012 to 2013 was due primarily to a geographic shift in earnings toward lower tax jurisdictions in 2013, and to the reenactment of the U.S. research and experimentation tax credit in 2013 for the 2012 tax year.

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

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

(Dollars in millions, except per share amounts)	2014	2013	2012
Net earnings	$79.1	$261.8	$107.6
Basic earnings per share	$1.28	$4.16	$1.57
Diluted earnings per share	$1.25	$4.08	$1.55

Net earnings for the year ended December 31, 2014 declined 70% from the prior year primarily due to lower operating income and a higher effective tax rate. For 2014, the YTY decrease in basic and diluted earnings per share was primarily due to lower net earnings, partially offset by a reduction in weighted-average shares outstanding, due to the Company’s share repurchases.

Net earnings for the year ended December 31, 2013 increased 143% from the prior year primarily due to higher operating income and a lower effective tax rate. For 2013, the YTY increase in basic and diluted earnings per share was primarily due to higher net earnings and a reduction in weighted-average shares outstanding, due to the Company’s share repurchases.

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

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $242 million with $223.2 million incurred to date and the remaining $18.8 million to be incurred in 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $159 million with $140.7 million incurred to date and the remaining $18.3 million impacting 2015. The anticipated timing of cash outlays for the 2012 Restructuring Actions is $32.8 million in 2015, with cash outlays of approximately $35.3 million in 2014, $49.7 million in 2013, $38.0 million in 2012 and $3.2 million in 2011.

Lexmark expects the 2012 Restructuring Actions to generate ongoing annual savings of approximately $178 million, of which approximately $155 million will be cash savings. These ongoing savings should be split approximately 70% to Operating expense and 30% to Cost of revenue. The Company expects these actions to be complete by the end of 2015.

Refer to Part II, Item 8, Note 5 of the Notes to Consolidated Financial Statements for a description of the Company’s Other Restructuring Actions. In 2013 and 2014, charges were incurred for actions that were not a part of an announced plan. The Other Restructuring Actions are substantially completed and any remaining charges to be incurred are expected to be immaterial.

Refer to Part II, Item 8, Note 5 of the Notes to Consolidated Financial Statements for a rollforward of the liability incurred for the 2012 Restructuring Actions and the Other Restructuring Actions.

Impact to 2014 Financial Results

For the year ended December 31, 2014, the Company incurred charges (reversals), including project costs, for the Company’s restructuring plans as follows:

	2012	2012		Other
	Actions	Actions		Actions
	Restructuring	Restructuring	2012	Restructuring
	Charges	Project	Actions	Charges
(Dollars in millions)	(Note 5)	Costs	Total	(Note 5)	Total
Accelerated depreciation charges	$4.0	$–	$4.0	$–	$4.0
Excess components and other
inventory-related charges	7.6	–	7.6	–	7.6
Employee termination benefit
charges	13.1	–	13.1	1.1	14.2
Contract termination and lease
charges	2.9	–	2.9	0.8	3.7
Project costs	–	16.3	16.3	–	16.3
Total restructuring charges and
project costs	$27.6	$16.3	$43.9	$1.9	$45.8

Restructuring charges and project costs for the 2012 Restructuring Actions and Other Restructuring Actions are recorded in the Company’s Consolidated Statements of Earnings for the year ended December 31, 2014 as follows:

			Selling,	Restructuring	Impact on
	Restructuring-	Impact on	general and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$1.7	$1.7	$2.3	$–	$4.0
Excess components and other
inventory-related charges	7.6	7.6	–	–	7.6
Employee termination benefit
charges	–	–	–	14.2	14.2
Contract termination and lease
charges	–	–	–	3.7	3.7
Project costs	–	–	16.3	–	16.3
Total restructuring charges and
project costs	$9.3	$9.3	$18.6	$17.9	$45.8

For the year ended December 31, 2014, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$15.0	$0.9	$15.9
All other	18.0	0.6	18.6
Perceptive Software	10.9	0.4	11.3
Total restructuring charges and project costs	$43.9	$1.9	$45.8

Impact to 2013 Financial Results

For the year ended December 31, 2013, the Company incurred charges (reversals), including project costs, for the Company’s restructuring plans as follows:

	2012	2012		Other
	Actions	Actions		Actions
	Restructuring	Restructuring	2012	Restructuring
	Charges	Project	Actions	Charges
(Dollars in millions)	(Note 5)	Costs	Total	(Note 5)	Total
Accelerated depreciation charges	$11.1	$–	$11.1	$–	$11.1
Excess components and other
inventory-related charges	15.8	–	15.8	–	15.8
Employee termination benefit
charges	9.2	–	9.2	1.9	11.1
Contract termination and lease
charges	(0.2)	–	(0.2)	–	(0.2)
Project costs	–	16.7	16.7	–	16.7
Total restructuring charges and
project costs	$35.9	$16.7	$52.6	$1.9	$54.5

Restructuring charges and project costs for the 2012 Restructuring Actions and Other Restructuring Actions are recorded in the Company’s Consolidated Statements of Earnings for the year ended December 31, 2013 as follows:

			Selling,	Restructuring	Impact on
	Restructuring-	Impact on	general and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$5.6	$5.6	$5.5	$–	$11.1
Excess components and other
inventory-related charges	15.8	15.8	–	–	15.8
Employee termination benefit
charges	–	–	–	11.1	11.1
Contract termination and lease
charges	–	–	–	(0.2)	(0.2)
Project costs	0.1	0.1	16.6	–	16.7
Total restructuring charges and
project costs	$21.5	$21.5	$22.1	$10.9	$54.5

For the year ended December 31, 2013, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$29.7	$–	$29.7
All other	19.9	0.1	20.0
Perceptive Software	3.0	1.8	4.8
Total restructuring charges and project costs	$52.6	$1.9	$54.5

Impact to 2012 Financial Results

For the year ended December 31, 2012, the Company incurred charges (reversals), including project costs, for the Company’s restructuring plans as follows:

		2012
	2012	Actions	2012		Other
	Actions	Restructuring	Actions		Actions	Other
	Restructuring	Pension	Restructuring	2012	Restructuring	Actions	Other
	Charges	Costs	Project	Actions	Charges	Restructuring	Actions
(Dollars in millions)	(Note 5)	(Note 17)	Costs	Total	(Note 5)	Project Costs	Total	Total
Accelerated depreciation
charges	$49.3	$–	$–	$49.3	$0.1	$–	$0.1	$49.4
Excess components and other
inventory-related charges	17.7	–	–	17.7	–	–	–	17.7
Impairments on long-lived
assets held for sale	0.6	–	–	0.6	1.5	–	1.5	2.1
Employee termination benefit
charges	31.1	–	–	31.1	(0.1)	–	(0.1)	31.0
Contract termination and lease
charges	4.2	–	–	4.2	0.9	–	0.9	5.1
Pension and postretirement
curtailment loss and termination
benefits	–	7.9	–	7.9	–	–	–	7.9
Project costs	–	–	8.3	8.3	–	0.3	0.3	8.6
Total restructuring charges and
project costs	$102.9	$7.9	$8.3	$119.1	$2.4	$0.3	$2.7	$121.8

Restructuring charges and project costs for the 2012 Restructuring Actions and Other Restructuring Actions are recorded in the Company’s Consolidated Statements of Earnings for the year ended December 31, 2012 as follows:

			Selling,	Restructuring	Impact on
	Restructuring-	Impact on	general and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$29.5	$29.5	$19.9	$–	$49.4
Excess components and other
inventory-related charges	17.7	17.7	–	–	17.7
Impairments on long-lived assets
held for sale	0.6	0.6	1.5	–	2.1
Employee termination benefit
charges	–	–	–	31.0	31.0
Contract termination and lease
charges	–	–	–	5.1	5.1
Pension and postretirement
curtailment loss and termination
benefits	–	–	7.9	–	7.9
Project costs	–	–	8.6	–	8.6
Total restructuring charges and
project costs	$47.8	$47.8	$37.9	$36.1	$121.8

For the year ended December 31, 2012, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$91.8	$0.8	$92.6
All other	26.6	1.9	28.5
Perceptive Software	0.7	–	0.7
Total restructuring charges and project costs	$119.1	$2.7	$121.8

ACQUISITION AND DIVESTITURE-RELATED ADJUSTMENTS

Pre-tax acquisition and divestiture-related adjustments affected the Company’s financial results as follows:

(Dollars in Millions)	2014	2013	2012
Reduction in revenue	$17.1	$15.9	$5.5
Amortization of intangible assets	73.4	56.9	41.4
Acquisition and integration costs	28.6	17.6	18.9
Total acquisition-related adjustments	$119.1	$90.4	$65.8
Gain on sale of inkjet-related technology and assets	–	(73.5)	–
Divestiture costs	1.7	4.3	–
Total divestiture-related adjustments	1.7	(69.2)	–
Total acquisition and divestiture-related adjustments	$120.8	$21.2	$65.8

Reductions in revenue and amortization of intangible assets were recognized primarily in the Perceptive Software reportable segment. Acquisition and integration costs were recognized primarily in All other. The net Gain on sale of inkjet-related technology and assets of $73.5 million was composed of a gain of $103.1 million recognized in the ISS reportable segment offset by a loss of $29.6 million recognized in All other. Divestiture costs were recognized primarily in ISS.

Acquisitions

In connection with acquisitions, Lexmark incurs costs and adjustments (referred to as “acquisition-related adjustments”) that affect the Company’s financial results. These acquisition-related adjustments result from business combination accounting rules as well as expenses that would otherwise have not been incurred by the Company if acquisitions had not taken place.

Reductions in revenue result from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $17.1 million, $15.9 million and $5.5 million downward adjustments to revenue for 2014, 2013 and 2012, respectively, are reflected in Revenue presented on the Company’s Consolidated Statements of Earnings. The Company expects future pre-tax reductions in revenue of approximately $13 million for 2015.

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

Amortization of intangible assets:

(Dollars in Millions)	2014	2013	2012
Recorded in Cost of product revenue	$45.2	$36.5	$27.2
Recorded in Research and development	0.8	0.7	0.9
Recorded in Selling, general and administrative	27.4	19.7	13.3
Total amortization of intangible assets	$73.4	$56.9	$41.4

For 2015, the Company expects pre-tax charges for the amortization of intangible assets to be approximately $71 million.

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

During 2014, 2013 and 2012 the Company incurred $28.6 million, $17.6 million and $18.9 million, respectively, in Selling, general and administrative on the Company’s Consolidated Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $31 million for 2015.

Divestiture Activity

Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for information regarding the gain recognized upon sale of inkjet-related technology and assets.

In connection with the sale of the Company’s inkjet-related technology and assets, the Company incurred expenses that would not have been incurred otherwise. Divestiture-related costs consist of employee travel expenses and compensation, consulting costs, training costs and transition services including non-cash charges related to assets used in providing the transition services. These costs are incremental to normal operating charges and are expensed as incurred. The Company incurred $1.7 million and $4.3 million in Selling, general and administrative on the Company’s Consolidated Statements of Earnings in 2014 and 2013, respectively, for divestiture-related costs. The Company expects future divestiture-related expenses to be immaterial.

PENSION AND OTHER POSTRETIREMENT PLANS

The following table provides the total pre-tax benefit expense (income) related to Lexmark’s pension and other postretirement plans for the years 2014, 2013, and 2012.

(Dollars in Millions)	2014	2013	2012
Total expense (income) of pension and other postretirement plans	$105.2	$(59.6)	$52.7
Comprised of:
Defined benefit pension plans	$77.8	$(86.5)	$25.6
Defined contribution plans	28.8	28.3	26.0
Other postretirement plans	(1.4)	(1.4)	1.1

Defined benefit pension expense increased $164.3 million in 2014. Defined benefit pension expense amounts in 2014 included an asset and actuarial net loss of $82.9 million, compared with a net gain of $80.6 million in 2013. Postretirement expense in 2014 and 2013 included actuarial gains of $2.4 million for both years.

Defined benefit pension expense decreased $112.1 million in 2013.  Defined benefit pension expense amounts in 2013 included an asset and actuarial net gain of $80.6 million, compared with a net loss of $23.4 million in 2012. The $2.5 million decrease in postretirement expense in 2013 was primarily due to an actuarial gain of $2.4 million in 2013, compared with a gain of $1.6 million in 2012.  Postretirement expense also included a net curtailment loss of $0.7 million in 2012.

The defined benefit pension and other postretirement benefit plan asset and actuarial net gains and losses discussed above are driven by changes in discount rates, actuarial assumptions such as mortality rates, and assumptions about asset returns. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in Item 7 for components of the Company’s 2014 asset and actuarial net loss for its defined benefit pension and other postretirement plans.

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

Lexmark’s financial position remains strong at December 31, 2014, with working capital of $623.0 million compared to $823.4 million at December 31, 2013. The $200.4 million decrease in working capital accounts is mainly driven by net cash used to acquire ReadSoft totaling $234.2. The Company also repurchased shares in the amount of $80.0 million and made cash dividend payments of $85.3 million during 2014. These uses were offset by strong cash operating cash flows. Cash cycle performance experienced an improvement of 10 days over the prior year.

At December 31, 2014 and December 31, 2013, the Company had senior note debt of $699.7 million and $699.6 million, respectively. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at December 31, 2014 and December 31, 2013.

The debt to total capital ratio was stable at 36% at December 31, 2014 and 34% at December 31, 2013. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

Liquidity

The following table summarizes the Company’s Consolidated Statements of Cash Flows for the years indicated:

(Dollars in millions)	2014	2013	2012
Net cash flow provided by (used for):
Operating activities	$423.0	$480.0	$421.3
Investing activities	(56.0)	(309.4)	(302.5)
Financing activities	(323.7)	(107.7)	(263.4)
Effect of exchange rate changes on cash	(7.2)	(2.1)	0.9
Net change in cash and cash equivalents	$36.1	$60.8	$(143.7)

The Company’s primary source of liquidity has been cash generated by operations, which totaled $423.0 million, $480.0 million, and $421.3 million in 2014, 2013, and 2012, respectively. Cash from operations generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures and acquisitions. Management believes that cash provided by operations will continue to be sufficient on a worldwide basis to meet operating and capital needs as well as the funding of expected dividends and share repurchases for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has substantial cash and cash equivalents and current marketable securities balances and other potential sources of liquidity through utilization of its trade receivables financing program and revolving credit facility or access to the private and public debt markets. The Company may choose to use these sources of liquidity from time to time, including during 2015, to fund strategic acquisitions, dividends, and/or share repurchases.

As of December 31, 2014, the Company held $933.9 million in Cash and cash equivalents and current Marketable securities. The Company’s ability to fund operations from this balance could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $875.5 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to accrue and pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate them to fund operations in the U.S.

As of December 31, 2013, the Company held $1,054.7 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $1,014.5 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing activities section to follow.

Operating activities

The Company continues to generate significant annual cash flow from operations. Earnings and cash flow from operations in 2014 were $79.1 million and $423.0 million, respectively.

The $57.0 million decrease in cash flow from operating activities from 2013 to 2014 was driven by the following factors.

The decrease in Net earnings of $182.7 million from 2013 was affected by the non-cash YTY impact of Pension and other postretirement expense (income) of $164.3 and the Gain on the sale of inkjet-related technology and assets of $75.3 million. This was somewhat offset by deferred taxes related to the Pension and other postretirement expense (income) of approximately $36 million.

The unfavorable YTY change in Accrued liabilities and in Other assets and liabilities, collectively, was $146.3 million comparing 2014 to 2013. The largest factors behind the YTY movement were compensation related. Incentive compensation payments were $49 million more in 2014 than 2013. Based on payroll timing, the Company had an extra pay period in 2014 which had an unfavorable cash flow impact of approximately $16 million. The Company settled a legal matter resulting in an unfavorable change of $14.4 million in 2014. Reimbursements for certain retiree medical expenses were down by $12.0 million due to aged items being fully collected in 2013. Marketing program accruals drove unfavorable cash flows of $37.8 million in 2014 compared to 2013 driven by claim payouts. Net VAT taxes also drove another $8.5 million in unfavorable operating cash flows.

Trade receivables balances decreased $60.7 million in 2014 while they decreased $78.3 million in 2013. This $17.6 million fluctuation between the activity in 2014 and that of 2013 is driven largely by collection efforts in 2013 which continued in 2014. This is evidenced by the days of sales outstanding, which dropped 9 days in 2013 but only 3 additional days in 2014.

The activities above were partially offset by the following factors.

Accounts payable increased $55.7 million in 2014 while they decreased $38.3 million in 2013 resulting in a favorable impact to operating cash flows of $94.0 million. The increase in 2014 is driven by increased purchasing activities late in the year compared to 2013.

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

The favorable YTY change in Accrued liabilities and in Other assets and liabilities, collectively, was $66.5 million comparing 2013 to 2012. The largest factors behind the YTY movement included increased incentive compensation accruals and marketing program accruals. Annual incentive compensation accruals, which were paid in 2014, were up approximately $49 million in 2013 compared to 2012. Marketing program accruals increased $24 million in 2013 compared to a $10 million decrease in 2012. Cash paid for income taxes had a negative impact on cash flows from operations as detailed in Part II, Item 8, Note 14 of the Notes to Consolidated Financial Statements. The negative impact for cash paid from income taxes was partially offset by other tax related accruals.

The activities above were partially offset by the following factors.

Although Net Earnings increased $154.2 million for the full year 2013 as compared to the full year 2012, the YTY increase in Net Earnings was affected by the non-cash Pension and other postretirement income (expense) and Gain on the sale of inkjet-related technology and assets of $114.6 million and $75.3 million, respectively.

Accounts payable decreased $38.3 million in 2013 while they increased $22.0 million in 2012. The decrease in 2013 is driven by the exit of inkjet business and utilization of on-hand inventory.

Inventories decreased $7.3 million in 2013 and $58.2 million in 2012. This reflects continued improvement in inventory management and reduced inventory levels due to exit of inkjet business.

      Cash conversion days

	2014	2013	2012
Days of sales outstanding	37	40	49
Days of inventory	34	41	39
Days of payables	72	73	72
Cash conversion days	(1)	9	16

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

Cash conversion days presented above may not be comparable to similarly titled measures reported by other registrants. The cash conversion days in the table above may not foot due to rounding.  The 2014 cash conversion days were exceptional; the Company does not expect to maintain the same level of performance in 2015.  Cash conversion days in early 2015 will likely align closer to prior trends.

Investing activities

The $253.4 million decrease in net cash flows used for investing activities during 2014 compared to that of 2013 was driven by the $226.2 million increase in proceeds from marketable securities, the decrease in business acquisitions of $62.9 million, a $30.5 million decrease in purchases of marketable securities and decreased property, plant and equipment purchases of $31.1 million. These activities were partially offset by the proceeds from the sale of inkjet-related technology and assets of $97.6 million in the 2013 period.

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

      Business acquisitions

In 2014, cash flow used to acquire businesses was higher than 2013 due to the acquisitions of ReadSoft and GNAX Health at a total net investment of $238.1 million compared to AccessVia, Twistage, Saperion and PACSGEAR at a total net purchase price of $146.1 million. ReadSoft is a leading global provider of software solutions that automate business processes, both on premise and in the cloud. The Company purchased a controlling interest in ReadSoft for an initial net investment of $79.3 million. The company continued to purchase stock in ReadSoft throughout 2014 for an additional investment of $154.9 million, included in Financing activities. In accordance with Swedish law, the Company requested a compulsory purchase of the outstanding minority shares in ReadSoft, and anticipates obtaining pre-title to the remaining minority shares in March 2015. GNAX Health is a provider of image exchange software technology for exchanging medical content between medical facilities.

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

Subsequent to the date of the financial statements, the Company acquired substantially all the assets of Claron Technology, Inc. (“Claron”). Claron is a leading provider of medical image viewing, distribution, sharing and collaboration software technology.

Claron’s solutions help healthcare delivery organizations provide universal access to patient imaging studies and other content across and between healthcare enterprises.

Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

      Marketable securities

The Company decreased its marketable securities investments in 2014 by $162.7 million, primarily for business acquisition activity listed above. The Company increased its marketable securities investments in 2013 by $94.0 million primarily with proceeds from the debt issuance and the sale of inkjet-related technology and assets.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At December 31, 2014 and December 31, 2013, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, U.S. government and agency debt securities, international government securities, commercial paper and certificates of deposit. The Company’s auction rate securities, with a value of $6.7 million at December 31, 2013, were reported in the noncurrent assets section of the Company’s Consolidated Statements of Financial Position. In 2014 all of the auction rate securities were called, at par, and the Company had no such investments remaining at December 31, 2014.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s amended guidance. The Company released the remaining OTTI related to the auction rate securities in 2014 due to their call referenced above.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were 0.2% of the Company’s total available-for-sale marketable securities portfolio at December 31, 2014 compared to 1.1% at December 31, 2013.

Refer to Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements for additional information regarding fair value measurements. Refer to Part II, Item 8, Note 7 of the Notes to Consolidated Financial Statements for additional information regarding marketable securities.

      Capital expenditures

The Company invested $136.3 million, $167.4 million, and $162.2 million into Property, plant and equipment for the years 2014, 2013 and 2012, respectively. Further discussion regarding 2014 capital expenditures as well as anticipated spending for 2015 are provided near the end of Item 7.

Financing activities

The fluctuations in the net cash flows used for financing activities were principally due to the Company’s purchases of ReadSoft shares after gaining control and net proceeds from the issuance of senior notes. In 2014, cash flows used for financing activities were $323.7 million, due mainly to purchases of shares from non-controlling interest in ReadSoft of $154.9 million, share repurchases of $80.0 million and dividend payments of $85.3 million. In 2013, cash flows used for financing activities were $107.7 million, due mainly to net proceeds from debt activities of $47.3 million, share repurchases of $82.0 million and dividend payments of $75.3 million. In 2012, cash flows used for financing activities were $263.4 million, due mainly to share repurchases of $190.0 million and dividend payments of $78.6 million, less proceeds from employee stock plans of $5.8 million.

      Intra-period financing activities

The Company used its trade receivables facility, bank overdrafts and other financing sources to supplement daily cash needs of the Company and its subsidiaries in 2014. In 2014, the total of such borrowings in the U.S. reached a maximum amount of $126 million to fund certain capital, financing and operational requirements. The average borrowings outstanding during 2014 were $13.6 million.

      Share repurchases and dividend payments

The Company’s capital return framework is to return, on average, more than 50 percent of free cash flow to its shareholders through dividends and share repurchases. During 2014, the Company repurchased approximately 1.9 million shares of its Class A Common Stock at a cost of $80 million through four accelerated share repurchase agreements executed during the period. As of December 31, 2014, there was approximately $89 million of remaining share repurchase authority from the Board of Directors. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. Refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements for additional information regarding share repurchases. During 2013, the Company repurchased approximately 2.7 million shares of its Class A Common Stock at a cost of $82 million through four accelerated share repurchase agreements executed during the period. During 2012, the Company repurchased approximately 8.1 million shares of its Class A Common Stock at a cost of $190 million through four accelerated share repurchase agreements executed during the period.

The Company’s board declared dividends each quarter during 2014. Refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements for additional information.

On February 19, 2015, subsequent to the date of the financial statements, the Company’s Board of Directors declared a cash dividend of $0.36 per share. The cash dividend will be paid on March 13, 2015, to shareholders of record as of the close of business on March 2, 2015. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

After the close of the markets on January 27, 2015, the Company entered into an ASR Agreement with a financial institution counterparty to repurchase additional shares of the Company’s Class A Common Stock. Refer to Part II, Item 8, Note 21 of the Notes to Consolidated Financial Statements for additional information.

      Senior Note Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The 2020 senior notes rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2014 and December 31, 2013, the outstanding balance of senior note debt was $699.7 million and $699.6 million, respectively, net of discount.

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

The Company used a portion of the net proceeds from the 2020 senior notes offering to extinguish the 2013 senior notes and used the remaining net proceeds for general corporate purposes, including to fund share repurchases, fund dividends, finance acquisitions, finance capital expenditures and operating expenses and invest in various subsidiaries.

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

In October 2014, the trade receivables facility was amended by extending the term of the facility to October 7, 2016. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at December 31, 2014 or December 31, 2013.

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

Revolving Credit Facility

Effective February 5, 2014, Lexmark amended its $350 million 5-year senior, unsecured, multicurrency revolving credit facility, entered into on January 18, 2012, by increasing its size to $500 million. In addition, the maturity date of the amended credit facility was extended to February 5, 2019. Refer to Part II, Item 8, Note 13 of the Notes to Consolidated Financial Statements for more information on the facility.

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

Additional information related to the 2014 credit facility can be found in the Form 8-K report that was filed with the SEC by the Company on February 6, 2014.

As of December 31, 2014 and December 31, 2013, there were no amounts outstanding under the revolving credit facilities.

Credit Ratings and Other Information

The Company’s credit ratings by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Rating, Inc. are BBB-, Baa3 and BBB-, respectively. The ratings remain investment grade.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at December 31, 2014. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

Off-Balance Sheet Arrangements

At December 31, 2014, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Refer to Note 19 of the Notes to Consolidated Financial Statements for information regarding the Company future minimum lease rentals under the terms of non-cancelable operating leases.

Contractual Cash Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2014:

		Less than			More than
(Dollars in Millions)	Total	1 Year	1-3 Years	3-5 Years	5 years
Long-term debt (1)	$883	$41	$81	$351	$410
Operating leases	121	35	47	24	15
Purchase obligations	157	157	–	–	–
Uncertain tax positions	20	2	3	13	2
Pension and other postretirement plan contributions	15	15	–	–	–
Other long-term liabilities (2)	42	21	7	3	11
Total contractual obligations	$1,238	$271	$138	$391	$438

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

The Company’s funding policy for its pension and other postretirement plans is to fund minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the Company may choose to fund amounts in excess of the minimum for various reasons. The Company is currently expecting to contribute approximately $15 million to its pension and other postretirement plans in 2015, as noted in the table above. The Company anticipates similar levels of funding for 2016 and 2017 based on factors that were present as of December 31, 2014. Actual future funding requirements beyond 2015 will be impacted by various factors, including actual pension asset returns and interest rates used for discounting future liabilities and are, therefore, not included in the table above. The effect of any future contributions the Company may be obligated or otherwise choose to make could be material to the Company’s future cash flows from operations.

Waste Electrical and Electronic Equipment (“WEEE”) Directives issued by the European Union require producers of electrical and electronic goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The Company’s estimated financial obligation related to WEEE Directives is not shown in the table above due to the lack of historical data necessary to project future dates of payment. At December 31, 2014, the Company’s estimated liability for this obligation was a long-term liability of $2.4 million included in Other liabilities on the Consolidated Statements of Financial Position.

As of December 31, 2014, the Company had accrued $56.3 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Statements of Financial Position. The liability is not included in the table above due to the level of uncertainty regarding the timing of payments and ultimate settlement of the litigation. Payment of such potential obligations could have a material impact on the Company’s future operating cash flows. Refer to Part II, Item 8, Note 19 of the Notes to Consolidated Financial Statements for additional information.

Capital Expenditures

Capital expenditures totaled $136.3 million, $167.4 million and $162.2 million in 2014, 2013 and 2012, respectively. The capital expenditures for 2014 principally related to infrastructure support (including internal-use software expenditures), building and improvements and new product development. The Company expects capital expenditures to be approximately $110 million for full year 2015, attributable mostly to infrastructure support and new product development. Capital expenditures in 2015 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed in the preceding sections.

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

Currency exchange rates had a 1% unfavorable impact on international revenue in 2014 when compared to 2013. Currency exchange rates had a negligible impact on international revenue in 2013 when compared to 2012. During the fourth quarter of 2014, Lexmark entered into foreign exchange option contracts as hedges of portions of anticipated foreign currency denominated revenue. The settlement of these contracts and subsequent recognition in the Company’s Consolidated Statements of Earnings will begin in the first quarter of 2015 and continue throughout the year as the underlying hedged transactions occur.

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

Interest Rates

At December 31, 2014, the fair value of the Company’s senior notes was estimated at $756.6 million based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2014 by approximately $56.9 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $10.7 million at December 31, 2014.

At December 31, 2013, the fair value of the Company’s senior notes was estimated at $745.1 million based on the prices the bonds had recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2013 by approximately $45.5 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $14.7 million at December 31, 2013.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective foreign currency of each of the Company’s subsidiaries as well as foreign currency denominated revenue and profit translated into the functional currency of the Company. The primary currencies to which the Company was exposed on a transaction basis as of the end of the fourth quarter include the Euro, the British pound, the Canadian dollar, the Chinese renminbi, the Philippine peso, the Swedish krona, the Singapore dollar and the Swiss franc. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts (“transaction hedge contracts”) with maturity dates of approximately three months or less, though all foreign currency exposures may not be fully hedged. In 2014, the Company began hedging anticipated foreign currency denominated sales with foreign exchange option contracts (“cash flow hedge contracts”). The potential loss in fair value at December 31, 2014 for transaction and cash flow hedge contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar is approximately $89.9 million. This loss would be mitigated by corresponding gains on the underlying exposures. The potential loss in fair value at December 31, 2013 for transaction hedge contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar was approximately $3.0 million. This loss would have been mitigated by corresponding gains on the underlying exposures.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2014, 2013, and 2012

(In Millions, Except Per Share Amounts)

	2014	2013	2012

Revenue:
Product	$3,203.9	$3,242.3	$3,447.5
Service	506.6	425.3	350.1
Total Revenue	3,710.5	3,667.6	3,797.6
Cost of revenue:
Product	1,931.3	1,880.3	2,064.0
Service	360.1	321.9	284.0
Restructuring-related costs	9.3	21.5	47.8
Total Cost of revenue	2,300.7	2,223.7	2,395.8
Gross profit	1,409.8	1,443.9	1,401.8

Research and development	354.5	287.2	369.1
Selling, general and administrative	888.2	810.1	805.1
Gain on sale of inkjet-related technology and assets	–	(73.5)	–
Restructuring and related charges	17.9	10.9	36.1
Operating expense	1,260.6	1,034.7	1,210.3
Operating income	149.2	409.2	191.5

Interest expense (income), net	31.6	33.0	29.6
Other expense (income), net	4.2	4.5	(0.5)
Loss on extinguishment of debt	–	3.3	–
Earnings before income taxes	113.4	368.4	162.4

Provision for income taxes	34.3	106.6	54.8
Net earnings	$79.1	$261.8	$107.6

Net earnings per share:
Basic	$1.28	$4.16	$1.57
Diluted	$1.25	$4.08	$1.55
Shares used in per share calculation:
Basic	62.0	63.0	68.6
Diluted	63.2	64.1	69.5
Cash dividends declared per common share	$1.38	$1.20	$1.15

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

For the years ended December 31, 2014, 2013, and 2012

(In Millions)

	2014		2013		2012
Net earnings		$79.1		$261.8		$107.6
Other comprehensive (loss) earnings:
Foreign currency translation adjustment
(net of tax benefit (liability) of $4.7 in 2014, $3.5 in 2013, and
$(0.6) in 2012)	$(71.2)		$(32.0)		$14.7
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)
(net of tax benefit (liability) of $(0.1) in 2014, $(0.8) in 2013, and
$0.1 in 2012)	(0.2)		2.1		0.2
Net unrealized (loss) gain on OTTI* marketable securities
(net of tax benefit (liability) of $0.0 in 2014 and $0.4 in 2012)	(0.1)		–		(0.6)
Net unrealized (loss) gain on marketable securities
(net of tax benefit (liability) of $(0.2) in 2014, $0.0 in 2013, and
$(0.6) in 2012)	(0.8)		(1.1)		2.6
Unrealized gain on cash flow hedges
(net of tax benefit (liability) of $(1.7) in 2014)	15.9		–		–
Forward starting interest rate swap designated as a cash flow hedge
(net of tax benefit (liability) of $(0.5) in 2013 and $0.5 in 2012)	–		0.9		(0.9)
Total other comprehensive (loss) earnings		(56.4)		(30.1)		16.0
Comprehensive earnings		$22.7		$231.7		$123.6

*Other-than-temporary impairment (“OTTI”)

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of December 31, 2014 and 2013

(In Millions, Except Par Value)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$309.3	$273.2
Marketable securities	624.6	781.5
Trade receivables, net of allowances of $22.2 in 2014 and $24.7 in 2013	421.6	452.3
Inventories	253.0	268.2
Prepaid expenses and other current assets	225.8	195.3
Total current assets	1,834.3	1,970.5

Property, plant and equipment, net	786.1	812.4
Marketable securities	–	6.7
Goodwill	605.8	454.7
Intangibles, net	264.3	258.0
Other assets	142.6	114.6
Total assets	$3,633.1	$3,616.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$532.8	$474.7
Accrued liabilities	678.5	672.4
Total current liabilities	1,211.3	1,147.1

Long-term debt	699.7	699.6
Other liabilities	458.8	401.9
Total liabilities	2,369.8	2,248.6

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 61.3 and 62.0 outstanding in 2014 and 2013, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	–	–
Capital in excess of par	956.2	915.8
Retained earnings	1,404.1	1,413.1
Treasury stock, net; at cost; 35.7 and 33.8 shares in 2014 and 2013, respectively	(1,006.4)	(926.4)
Accumulated other comprehensive loss	(91.6)	(35.2)
Total stockholders' equity	1,263.3	1,368.3
Total liabilities and stockholders' equity	$3,633.1	$3,616.9

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2014, 2013 and 2012

(In Millions)

	2014	2013	2012
Cash flows from operating activities:
Net earnings	$79.1	$261.8	$107.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	259.4	249.6	275.8
Deferred taxes	(17.9)	41.2	20.6
Stock-based compensation expense	27.6	26.7	23.3
Pension and other postretirement expense (income)	76.4	(87.9)	26.7
Gain on sale of inkjet-related technology and assets	–	(75.3)	–
Other	2.5	1.7	10.5
Change in assets and liabilities, net of acquisitions and divestiture:
Trade receivables	60.7	78.3	(57.2)
Inventories	15.3	7.3	58.2
Accounts payable	55.7	(38.3)	22.0
Accrued liabilities	(34.7)	95.0	(72.5)
Other assets and liabilities	(71.9)	(55.3)	45.7
Pension and other postretirement contributions	(29.2)	(24.8)	(39.4)
Net cash flows provided by operating activities	423.0	480.0	421.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(136.3)	(167.4)	(162.2)
Purchases of marketable securities	(848.3)	(878.8)	(947.1)
Proceeds from sales of marketable securities	851.0	565.8	831.8
Proceeds from maturities of marketable securities	160.0	219.0	220.7
Purchase of businesses, net of cash acquired	(83.2)	(146.1)	(245.4)
Proceeds from sale of inkjet-related technology and assets, net of cash transferred	–	97.6	–
Other	0.8	0.5	(0.3)
Net cash flows used for investing activities	(56.0)	(309.4)	(302.5)

Cash flows from financing activities:
Repayment of assumed debt	(15.9)	–	(4.3)
Repayment of debt	–	(349.4)	–
Purchase of shares from noncontrolling interests	(154.9)	–	–
Proceeds from issuance of long-term debt, net of issuance costs of $3.3	–	396.7	–
Payment of cash dividend	(85.3)	(75.3)	(78.6)
Purchase of treasury stock	(80.0)	(82.0)	(190.0)
Proceeds from employee stock plans	11.0	0.4	5.8
Other	1.4	1.9	3.7
Net cash flows used for financing activities	(323.7)	(107.7)	(263.4)
Effect of exchange rate changes on cash	(7.2)	(2.1)	0.9
Net change in cash and cash equivalents	36.1	60.8	(143.7)
Cash and cash equivalents - beginning of year	273.2	212.4	356.1
Cash and cash equivalents - end of year	$309.3	$273.2	$212.4

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2014, 2013, and 2012

(In Millions)

						Accumulated
	Class A and B					Other
	Common Stock		Capital in			Comprehensive	Total
			Excess	Retained	Treasury	(Loss)	Stockholders'
	Shares	Amount	of Par	Earnings	Stock	Earnings	Equity
Balance at December 31, 2011	71.4	0.9	866.6	1,202.9	(654.4)	(21.1)	1,394.9
Comprehensive earnings, net of taxes
Net earnings				107.6			107.6
Other comprehensive earnings (loss)						16.0	16.0
Shares issued under deferred stock plan compensation	0.4	0.1					0.1
Shares issued upon exercise of options	0.2		5.8				5.8
Tax benefit (shortfall) related to stock plans			2.4				2.4
Stock-based compensation			23.3				23.3
Dividends declared on Class A common stock, $1.15 per share (1)			2.5	(81.1)			(78.6)
Treasury shares purchased	(8.1)				(190.0)		(190.0)
Balance at December 31, 2012	63.9	1.0	900.6	1,229.4	(844.4)	(5.1)	1,281.5
Comprehensive earnings, net of taxes
Net earnings				261.8			261.8
Other comprehensive (loss) earnings						(30.1)	(30.1)
Shares issued under deferred stock plan compensation	0.8	–					–
Shares issued upon exercise of options	–		0.4				0.4
Tax benefit (shortfall) related to stock plans			(14.7)				(14.7)
Stock-based compensation			26.7				26.7
Dividends declared on Class A common stock, $1.20 per share (2)			2.8	(78.1)			(75.3)
Treasury shares purchased	(2.7)				(82.0)		(82.0)
Balance at December 31, 2013	62.0	$1.0	$915.8	$1,413.1	$(926.4)	$(35.2)	$1,368.3
Comprehensive earnings, net of taxes
Net earnings				79.1			79.1
Other comprehensive (loss) earnings						(56.4)	(56.4)
Shares issued under deferred stock plan compensation	0.9	–					–
Deferred stock units granted under deferred compensation election			1.2				1.2
Shares issued upon exercise of options	0.3	–	11.0				11.0
Tax benefit (shortfall) related to stock plans			(2.2)				(2.2)
Stock-based compensation			27.6				27.6
Dividends declared on Class A common stock, $1.38 per share (3)			2.8	(88.1)			(85.3)
Treasury shares purchased	(1.9)				(80.0)		(80.0)
Balance at December 31, 2014	61.3	$1.0	$956.2	$1,404.1	$(1,006.4)	$(91.6)	$1,263.3

(1) Includes $78.6 million cash dividend paid in 2012 as well as $2.5 million dividend equivalent units granted

(2) Includes $75.3 million cash dividend paid in 2013 as well as $2.8 million dividend equivalent units granted

(3) Includes $85.3 million cash dividend paid in 2014 as well as $2.8 million dividend equivalent units granted

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

In the fourth quarter of 2014, the Company recorded an out-of-period adjustment to increase Provision for income taxes (decrease to Net earnings) and decrease Other assets by $6.8 million to correct errors that originated in 2008 and 2012. This adjustment relates to a deferred tax asset incorrectly recorded for the intercompany sale of assets in 2008. The Company determined that the error was not material to any of the Company’s prior annual and interim period financial statements, and the impact of correcting it is not considered to be material to the 2014 results of operations. Refer to Note 14 of the Notes to Consolidated Financial Statements for information regarding the Company’s income tax impacts.

Refer to Note 4 of the Notes to Consolidated Financial Statements for information regarding the first quarter 2014 measurement period adjustment applied retrospectively to the Consolidated Statements of Financial Position related to the acquisition of Saperion AG (“Saperion”) in the third quarter of 2013.

Refer to Note 9 of the Notes to Consolidated Financial Statements for more information regarding the revision to correct an immaterial misclassification among the classes of inventory as of December 31, 2013.

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

Fair Value:

The Company generally uses a market approach, when practicable, in valuing financial instruments. In certain instances, when observable market data are lacking, the Company uses valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount. The Company uses multiple sources of pricing as well as trading and other market data in its process of reporting fair values and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in pricing, trading activity, and other relevant data in performing this process. The fair value of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

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

Marketable Securities:

Based on the Company’s expected holding period, Lexmark has classified all of its marketable securities as available-for-sale and these investments are reported in the Consolidated Statements of Financial Position as current assets. The Company’s available-for-sale auction rate securities were historically classified as noncurrent assets since the expected holding period was assumed to be greater than one year due to failed market auctions of these securities. Realized gains or losses are derived using the specific identification method for determining the cost of the securities.

The Company records its investments in marketable securities at fair value through Accumulated other comprehensive loss in accordance with the accounting guidance for available-for-sale securities. Once these investments have been marked to market, the Company must assess whether or not its individual unrealized loss positions contain other-than-temporary impairment (“OTTI”). If an unrealized position is deemed OTTI, then the unrealized loss, or a portion thereof, must be recognized in earnings. The Company recognizes OTTI in earnings for the entire unrealized loss position if it intends to sell or it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery of its amortized cost basis. If the Company does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI shall be considered to have occurred. The OTTI is separated into two components, the amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recognized in other comprehensive income.

In determining whether it is more likely than not that the Company will be required to sell impaired securities before recovery of net book or carrying values, the Company considers various factors that include:

  The Company’s current cash flow projections,

  Other sources of funds available to the Company such as borrowing lines,

  The value of the security relative to the Company’s overall cash position,

  The length of time remaining until the security matures, and

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

  The regulatory and economic environment.

  The sector, industry and geography in which the issuer operates.

  Forecasts about the issuer’s financial performance and near-term prospects, such as earnings trends and analysts’ or industry specialists’ forecasts.

  Failure of the issuer to make scheduled interest or principal payments.

  Material recoveries or declines in fair value subsequent to the balance sheet date.

Securities that are identified through the analysis using the quantitative and qualitative factors described above are then assessed to determine whether the entire net book value basis of each identified security will be recovered. The Company performs this assessment by comparing the present value of the cash flows expected to be collected from the security with its net book value. If the present value of cash flows expected to be collected is less than the net book value basis of the security, then a credit loss is deemed to exist and an OTTI is considered to have occurred. There are numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover, some of which have been highlighted in the preceding paragraph.

Trade Receivables - Allowance for Doubtful Accounts:

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

Although the qualitative assessment for goodwill impairment testing is available to Lexmark, the Company performed a quantitative test of impairment in 2014 and 2013. To estimate fair value for goodwill impairment testing, the Company generally considers both a discounted cash flow analysis, which requires judgments such as projected future earnings and weighted average cost of capital, as well as certain market-based measurements, including multiples developed from prices paid in observed market transactions of comparable companies. In estimating the fair value of its Perceptive Software reporting unit, the Company used an equally-weighted measure based on a discounted cash flow analysis and certain market-based measurements. In estimating the fair value of its ISS reporting unit, the Company used a discounted cash flow analysis.

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

Capital Lease Receivables:

The Company assesses and monitors credit risk associated with financing receivables, namely sales-type capital lease receivables, through an analysis of both commercial risk and political risk associated with the customer financing. Internal credit quality indicators are developed by the Company’s credit management function, taking into account the customer’s net worth, payment history, long term debt ratings and/or other information available from recognized credit rating services. If such information is not available, the Company estimates a rating based on its analysis of the customer’s audited financial statements prepared and certified in accordance with recognized generally accepted accounting principles, if available. The portfolio is assessed on an annual basis for significant changes in credit ratings or other information indicating an increase in exposure to credit risk. Quantitative disclosures related to capital lease receivables have been omitted from the Notes to Consolidated Financial Statements as these balances represent approximately 2% of the Company’s total assets.

Environmental Remediation Obligations:

Lexmark accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. In the early stages of a remediation process, particular components of the overall obligation may not be reasonably estimable. In this circumstance, the Company recognizes a liability for the best estimate (or the minimum amount in a range if no best estimate is available) of its allocable share of the cost of the remedial investigation-feasibility study, consultant and external legal fees, corrective measures studies, monitoring, and any other component remediation costs that can be reasonably estimated. Accruals are adjusted as further information develops or circumstances change. Recoveries from other parties are recorded as assets when their receipt is deemed probable.

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

Software and Solutions

Lexmark enters into software agreements with customers through the sale of perpetual licenses, software as a service and subscription services. Provided that all other recognition criteria have been met, license revenue is recognized when the customer either takes possession of the software via a download, or has been provided with access codes that allow immediate possession of the software as the Company generally has vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements and the services are not considered essential to the functionality of the software.  Conversely, software as a service and subscription services revenue is recognized ratably over the duration of the contract, which is typically three to five years, as the customer does not have the right to take possession of the software in hosted arrangements.  Revenue from professional services related to software is recognized as the services are performed or on a proportional performance basis. Maintenance and support is typically billed in advance as part of multiple element arrangements and is deferred and recognized ratably over the support period.

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

If these criteria are met, consideration is allocated at inception of the arrangement to all deliverables on the basis of the relative selling price. The Company has generally met these criteria in that all of the deliverables in its multiple deliverable arrangements have stand-alone value in that either the customer can resell that item or another vendor sells that item separately. In cases of deliverables with variable quantities, the Company’s practice is to consider these a separate deliverable in the original arrangement when the customer does not have the option but to purchase future quantities from the Company. The Company typically does not offer a general right of return in regards to its multiple deliverable arrangements.

The selling price of each deliverable is determined by establishing VSOE, third party evidence (“TPE”) or best estimate of selling price (“BESP”) for each delivered item. If VSOE or TPE is not determinable, the Company utilizes its BESP in order to allocate consideration for those deliverables.

The Company uses its BESP when allocating the transaction price for most of its non-software deliverables due to variability in pricing or lack of stand-alone sales as well as the unique and customized nature of certain deliverables. BESP for the Company’s product deliverables is determined by utilizing a weighted average price approach. BESP for the Company’s service deliverables is determined primarily by utilizing a cost plus margin approach, and in some instances uses an average price per hour. These approaches are described further in the paragraphs below.

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

The Company does not typically sell its services on a stand-alone basis, thus a BESP for those services not offered on a stand-alone basis is determined using a cost plus margin approach. The Company typically uses third party suppliers to provide the services component of its multiple element arrangements, thus the cost of services is generally that which is invoiced to the Company, but may also include cost estimates based on parts, labor, overhead and estimates of the number of service actions to be performed. A margin is applied to the cost of services in order to determine a BESP, and is primarily based on consideration of internal factors such as margin objectives and pricing practices as well as competitor pricing strategies. In some instances the company offers professional services on a stand-alone basis. For those services the Company utilizes stand-alone quotes to develop a range of prices offered. A BESP for these services has been determined as an average price per hour.

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

Advertising Costs:

The Company expenses advertising costs when incurred. Advertising expense was approximately $31.6 million, $41.7 million and $41.0 million in 2014, 2013 and 2012, respectively.

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

Liability Classified

Cash-based long-term incentive awards based on the Company’s relative total shareholder return were granted in 2012, 2013 and 2014.  The fair value of the awards is determined each period under a Monte Carlo simulation, which can result in greater variability in expense over the period earned. Refer to Note 6 of the Notes to Consolidated Financial Statements for more information regarding stock-based compensation.

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

Derivatives:

All derivatives, including foreign currency exchange contracts, are recognized in the Statements of Financial Position at fair value. For those agreements subject to master netting agreements or similar arrangements, the Company nets the fair values of its derivative assets and liabilities for presentation purposes as permitted under the accounting guidance for offsetting. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in Accumulated other comprehensive loss until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Changes in the fair value of the derivatives for fair value hedges are offset against the changes in fair value of the underlying assets or liabilities through earnings. Changes in the fair value of cash flow hedges are recorded in Accumulated other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction.

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

Accumulated Other Comprehensive (Loss) Earnings:

Accumulated other comprehensive (loss) earnings refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive (loss) earnings but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Lexmark’s Accumulated other comprehensive (loss) earnings is composed of unrealized gains on cash flow hedges, unamortized prior service cost or credit related to pension or other postretirement benefits, foreign currency translation adjustments and net unrealized gains and losses on marketable securities including the non-credit loss component of OTTI. The Company presents each item of other comprehensive (loss) earnings, on a net basis, and related tax amounts in the Consolidated Statements of Comprehensive Earnings, displaying the combination of reclassification adjustments and other changes as a single amount. Reclassification adjustments, including related tax amounts, are disclosed in Note 15 of the Notes to Consolidated Financial Statements. For any item required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period, the affected line item(s) on the Consolidated Statements of Earnings are provided. For other amounts not required to be reclassified to net income in their entirety, such as pension-related amounts, the Company provides in Note 15 a cross-reference to related footnote disclosures.

Recent Accounting Pronouncements:

Accounting Standards Updates Recently Issued and Effective

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that unrecognized tax benefits be presented as a reduction to deferred tax assets for all same jurisdiction loss or other tax carryforwards that are available and would be used by the entity to settle additional income taxes resulting from disallowance of the uncertain tax position. The amendments in ASU 2013-11 became effective for the Company’s fiscal year beginning January 1, 2014 and were applied prospectively, which resulted in a reduction of approximately $1 million to Other assets and Other liabilities upon adoption. The amendments in ASU 2013-11 did not have a material effect on the Company’s Consolidated Statement of Financial Position as of December 31, 2014.

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

ASU 2014-09 will be effective for the Company on January 1, 2017 and may be adopted through either retrospective application to all periods presented in the financial statements or through a cumulative effect adjustment to retained earnings by applying the new guidance to contracts that still require performance at the effective date. Early adoption is not permitted. The Company is in the process of evaluating a sample of its contracts with customers under the new standard and cannot currently estimate the financial statement impact of adoption. The Company has not made a decision regarding the transition method it will use to adopt the new standard.

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

The FASB and SEC staff issued other accounting guidance during the period that is not applicable to the Company’s consolidated financial statements and disclosures and, therefore, is not discussed above.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2014				December 31, 2013
		Based on				Based on
		Quoted				Quoted
		prices in	Other			prices in	Other
		active	observable	Unobservable		active	observable	Unobservable
		markets	inputs	inputs		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Cash equivalents (1)
Money market funds	$185.3	$–	$185.3	$–	$162.6	$–	$162.6	$–
Government and agency debt securities	6.9	–	6.9	–	12.5	–	12.5	–
Total cash equivalents	192.2	–	192.2	–	175.1	–	175.1	–

Available-for-sale marketable securities
Government and agency debt securities	274.1	219.9	54.2	–	345.8	251.0	94.8	–
Corporate debt securities	291.0	5.6	285.4	–	362.1	7.5	354.6	–
Asset-backed and mortgage-backed securities	59.5	–	58.1	1.4	73.6	–	71.8	1.8
Total available-for-sale marketable securities - ST	624.6	225.5	397.7	1.4	781.5	258.5	521.2	1.8

Auction rate securities - municipal debt	–	–	–	–	3.4	–	–	3.4
Auction rate securities - preferred	–	–	–	–	3.3	–	–	3.3
Total available-for-sale marketable securities - LT	–	–	–	–	6.7	–	–	6.7

Foreign currency derivatives (2)	28.3	–	28.3	–	0.1	–	0.1	–

Total	$845.1	$225.5	$618.2	$1.4	$963.4	$258.5	$696.4	$8.5

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (2)	$11.8	$–	$11.8	$–	$0.2	$–	$0.2	$–
Total	$11.8	$–	$11.8	$–	$0.2	$–	$0.2	$–

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2014:

Available-for-sale marketable securities

			ARS - muni	ARS -
Twelve Months Ended December 31, 2014	Total Level 3	AB and MB	debt	preferred
	securities	securities	securities	securities
Balance, beginning of period	$8.5	$1.8	$3.4	$3.3
Realized and unrealized gains/(losses) included in earnings (1)	0.3	0.3	–	–
Unrealized gains/(losses) included in OCI - OTTI securities	(0.1)	(0.1)	–	–
Unrealized gains/(losses) included in OCI - All other	0.7	–	–	0.7
Purchases	1.6	1.6	–	–
Sales and redemptions	(4.6)	(0.6)	–	(4.0)
Paydowns	(0.3)	(0.3)	–	–
Transfers in (2)	0.3	0.3	–	–
Transfers out (2)	(5.0)	(1.6)	(3.4)	–
Balance, end of period	$1.4	$1.4	$–	$–

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

Of the realized and unrealized losses included in earnings during the year ended December 31, 2014, none were related to Level 3 securities held by the Company at December 31, 2014.

For purposes of comparison, the following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2013:

Available-for-sale marketable securities

		Corporate		ARS - muni	ARS -
Twelve Months Ended December 31, 2013	Total Level 3	debt	AB and MB	debt	preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$15.0	$5.2	$3.5	$3.3	$3.0
Unrealized gains/(losses) included in OCI - OTTI securities	0.1	–	0.1	–	–
Unrealized gains/(losses) included in OCI - All other	0.5	–	–	0.2	0.3
Purchases	0.2	0.2	–	–	–
Sales	(0.6)	(0.6)	–	–	–
Maturities and paydowns	(0.8)	–	(0.7)	(0.1)	–
Transfers out (1)	(5.9)	(4.8)	(1.1)	–	–
Balance, end of period	$8.5	$–	$1.8	$3.4	$3.3

OCI = Other comprehensive income

OTTI = Other than temporary impairment

AB = Asset-backed

MB = Mortgage-backed

ARS = Auction rate security

(1) Transfers out of Level 3 were on a gross basis and resulted from the Company being able to obtain information demonstrating that the prices were observable in the market during the period shown.

Of the realized and unrealized losses included in earnings during the year ended December 31, 2013, none were related to Level 3 securities held by the Company at December 31, 2013.

Transfers

2014

During 2014, the Company transferred, on a gross basis, $9.0 million of U.S. agency debt securities and $0.7 million of corporate debt securities from Level 1 to Level 2 due to lower levels of market activity for certain securities held at the end of 2014 that are measured at fair value on a recurring basis. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities.

A discussion of transfers in and out of Level 3 for 2014 is presented above with the tables containing additional Level 3 information.

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

Auction Rate Securities

All of the Company’s remaining auction rate securities were redeemed at par during 2014 and a discussion of the redemption of these securities is provided below. As of December 31, 2014, the Company no longer holds any auction rate security investments.

In the first quarter of 2014, the Company’s auction rate preferred stock investment was fully redeemed at par and the municipal auction rate security investment was fully redeemed at par in July 2014.

In previous quarters, the municipal auction rate security was classified as a Level 3 investment. In view of the impending redemption of the security at par, the security was classified as a Level 2 measurement as of the beginning of the second quarter of 2014.

Derivatives

The Company employs a foreign currency and interest rate risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates, volatility assumptions and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. The Company believes there is minimal risk of nonperformance. At December 31, 2014 and 2013, all of the Company’s derivative instruments were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 18 of the Notes to Consolidated Financial Statements for more information regarding the Company’s derivatives, including foreign exchange option contracts entered into in 2014.

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

	December 31, 2014			December 31, 2013
		Carrying	Unamortized		Carrying	Unamortized
	Fair value	Value	discount	Fair value	value	discount
2018 senior notes	$334.0	$299.7	$0.3	$335.8	$299.6	$0.4
2020 senior notes	422.6	400.0	–	409.3	400.0	–
Total	$756.6	$699.7	$0.3	$745.1	$699.6	$0.4

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during 2014 or 2013.

4.           BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

On January 2, 2015, subsequent to the date of the financial statements, the Company acquired substantially all the assets of Claron Technology, Inc. (“Claron”). A leading provider of medical image viewing, distribution, sharing and collaboration software technology, Claron’s solutions help healthcare delivery organizations provide universal access to patient imaging studies and other content across and between healthcare enterprises.

The Company has begun its initial accounting for the purchase of Claron, and currently estimates the fair value of identifiable intangible assets acquired to be approximately $17 million. This estimate is subject to change as the Company continues its accounting for the purchase of Claron. Due to the limited amount of time since the acquisition the initial accounting for the acquisition is incomplete. The Company intends to provide additional business combination disclosures including the amounts recognized as of the acquisition date for other assets acquired and liabilities assumed, contingent consideration agreements and indemnification assets, goodwill, and pro-forma results of the combined entity, if material, in its Quarterly Report on Form 10-Q for the first quarter of 2015.

2014

Acquisition of ReadSoft AB

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

Concurrent with the public tender offer, the Company also obtained shares in ReadSoft through multiple share purchase transactions with specific shareholders in July 2014 and August 2014. On August 19, 2014, the Company purchased the ReadSoft founders’ share holdings at a price of 57.00 Swedish kronor (SEK) per share. As a result of the purchases of the founders’ shares and the previous purchases in the third quarter of 2014, the Company held a total of 1.2 million Class A shares and 9.7 million Class B shares in

ReadSoft as of August 19, 2014, representing approximately 35.4 percent of ReadSoft’s total outstanding shares and 52.2 percent of the votes in aggregate. Accordingly, August 19, 2014 is the acquisition date of ReadSoft under business combination accounting guidance. The purchase accounting for the acquisition of ReadSoft has not been finalized as certain income tax matters are still being evaluated.

The following table summarizes the preliminary values of assets acquired and liabilities assumed as of the acquisition date of August 19, 2014 for ReadSoft. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date:

	Estimated Fair Value	Weighted-Average Useful Life (years)
Cash and cash equivalents	$10.8
Trade receivables	29.7
Inventories	0.1
Prepaid expenses and other current assets	9.7
Property, plant and equipment	3.5
Identifiable intangible assets:
Developed technology	52.5	5.0
In-process technology (1)	1.2
Customer relationships	31.2	10.0
Trade names and trademarks	8.2	4.0
Non-compete agreements	0.1	1.0
Other long-term assets	2.3
Accounts payable	(2.1)
Short-term borrowings	(4.3)
Current portion of long-term debt	(1.3)
Loans payable to employees	(10.6)
Deferred revenue	(17.5)
Accrued expenses and other current liabilities	(21.3)
Deferred tax liability, net (2)	(16.2)
Other long-term liabilities	(1.1)
Total net identifiable assets	74.9
Goodwill	179.3
Total net assets	$254.2

Consideration transferred on acquisition date	$58.1
Fair value of equity interest held before acquisition date	32.0
Fair value of noncontrolling interest	164.1
Total consideration transferred and noncontrolling interest	$254.2

(1) Amortization to begin upon completion of the project.

(2) Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

The values above include measurement period adjustments determined in 2014 affecting Trade receivables $3.8 million, Inventories $(0.3) million, Prepaid expenses and other current assets $(4.4) million, Identifiable intangible assets $(1.6) million, Other long-term assets $0.2 million, Deferred revenue $(0.5) million, Accrued expenses and other current liabilities $0.3 million, Deferred tax liability, net $(0.1) million, Other long-term liabilities $(1.1) million and Goodwill $3.7 million. The adjustments were due to facts and circumstances that existed at the acquisition date.

The preliminary fair value of trade receivables approximates its carrying value of $29.7 million. The gross amount due from customers is $34.3 million, of which $4.6 million was estimated to be uncollectible as of the date of acquisition.

The goodwill resulting from the ReadSoft acquisition was assigned to the Company’s Perceptive Software segment. The goodwill recognized includes projected future revenue and profit growth, as well as an expanded international presence for Perceptive Software and certain synergies specific to the combined entity. None of the goodwill acquired is expected to be deductible for income tax purposes. The preliminary total estimated fair value of intangible assets acquired was $93.2 million, with a weighted-average useful life of 6.6 years.

The Short-term borrowings assumed as of the acquisition date were repaid after the acquisition date in the third quarter of 2014. The outstanding Loans payable to employees issued as part of ReadSoft’s incentive programs were considered a liability assumed by the Company on the acquisition date. Cash payments to the holders of the loans occurred after the acquisition date in the third quarter of 2014. The payments for both of these liabilities are included in Repayment of assumed debt in the financing section of the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2014. The difference between the amounts shown in the table above and the amount shown on the Company’s Consolidated Statements of Cash Flows is due to foreign currency translation effects.

The Current portion of long-term debt assumed consists of a loan that was outstanding at the acquisition date and was subsequently repaid under its contractual terms in the fourth quarter of 2014.

The Company recognized a gain of $1.3 million upon the remeasurement to fair value of its equity interest in ReadSoft held before the acquisition date. The gain was recognized in Other expense (income), net on the Company’s Consolidated Statements of Earnings for the year ended December 31, 2014. The Company’s acquisitions of shares through August 19, 2014 committed the Company to compensate the sellers of those shares by the difference between the consideration paid to the sellers and the highest of: the price at which the shares were sold, the price of ReadSoft shares in a public takeover offer or the price for which the Company acquired any further ReadSoft shares before December 31, 2015. Due to the principle of equal treatment of shareholders in public takeover offers, such compensation was also payable to ReadSoft shareholders who accepted the Company’s offer. Thus, the gain recognized upon the remeasurement of the Company’s previously held equity interest to fair value was offset by a loss of $1.5 million, also recognized in Other expense (income), net on the Company’s Consolidated Statements of Earnings for the year ended December 31, 2014. The net loss recognized also included foreign currency translation effects.

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

The purchase of ReadSoft is included in Purchase of businesses, net of cash acquired in the Consolidated Statements of Cash Flows for the year ended December 31, 2014 in the amount of $79.3 million. Total cash and cash equivalents acquired in the acquisition of ReadSoft were $10.8 million.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the acquisition date, if significant.

Acquisition-related costs of approximately $6.5 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Statements of Earnings. Acquisition-related costs include finder’s fees, legal, advisory, valuation, accounting and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

In accordance with Swedish law, the Company requested a compulsory purchase of the outstanding minority shares in ReadSoft, and anticipates obtaining pre-title to the remaining minority shares in March 2015.

Payments for the shares acquired subsequent to the acquisition date were $154.9 million and are included in Purchase of shares from noncontrolling interests on the Consolidated Statements of Cash Flows for the year ended December 31, 2014. The noncontrolling interest as of December 31, 2014 was $4.3 million and is included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

Because the current levels of revenue and net earnings for ReadSoft are not material to the Company’s Consolidated Statements of Earnings, supplemental pro forma and actual revenue and net earnings disclosures have been omitted.

Other Acquisitions

On October 14, 2014 the Company acquired the assets of GNAX Healthcare LLC (“GNAX Health”) a subsidiary of GNAX Holdings, LLC. GNAX Health is a provider of image exchange software technology for exchanging medical content between medical facilities.

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

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date for Saperion, PACSGEAR, AccessVia and Twistage. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date:

	Estimated Fair Value			Weighted-Average Useful Life (years)
	Saperion	PACSGEAR	AccessVia and Twistage
Cash	$6.5	$1.6	$0.9
Trade receivables	3.0	2.7	1.3
Inventory	0.2	1.0	–
Other current assets	1.3	1.5	0.3
Property, plant and equipment	0.4	0.2	1.0
Identifiable intangible assets:
Developed technology	15.8	25.8	7.7	7.1
Customer relationships	19.4	2.9	11.1	6.7
Trade names	2.1	0.3	0.1	2.8
In-process technology (1)	0.5	–	–
Other long-term assets	0.3	–	0.1
Accounts payable	(0.5)	–	(1.5)
Deferred revenue	(3.0)	(1.7)	(2.6)
Other current liabilities	(4.1)	(2.4)	(2.0)
Other long-term liabilities	(0.4)	–	–
Deferred tax liability, net (2)	(8.5)	–	(4.2)
Total identifiable net assets	33.0	31.9	12.2
Goodwill	39.2	22.0	16.8
Total purchase price	$72.2	$53.9	$29.0

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

Of the $78.0 million of goodwill resulting from the acquisitions, all of which was assigned to the Company’s Perceptive Software segment, $22.0 million is expected to be deductible for income tax purposes. The goodwill recognized comprises the value of expected synergies arising from the acquisitions that are complementary to the Perceptive Software business. The total estimated fair value of intangible assets acquired was $85.7 million, with a weighted-average useful life of 6.8 years.

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

The values in the table above include measurement period adjustments determined in 2014 relating to the acquisiton of Saperion affecting Other long-term liabilities $(0.4) million, Deferred tax liability, net $1.7 million and Goodwill $(1.3) million. The values above also include measurement period adjustments determined in 2013 related to the acquisition of Saperion affecting Deferred revenue $(0.1) million and Goodwill $0.1 million. The December 31, 2013 balances of Prepaid expenses and other current assets, Goodwill, Other assets, Accrued liabilities and Other liabilities on the Consolidated Statements of Financial Position have been adjusted to include the effect of the measurement period adjustments determined in 2014. The adjustments were based on facts and circumstances, primarily related to income tax matters, that existed at the date of acquisition.

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

2012

During the year ended December 31, 2012, the Company completed the following acquisitions:

Total purchase price, net of cash acquired
BDBG Enterprise Software (Lux) S.C.A. (“Brainware”)	$147.1
Acuo Technologies, LLC (“Acuo”)	40.5
Nolij Corporation (“Nolij”) and ISYS Search Software Pty Ltd. (“ISYS”)	59.7
Total	$247.3

Acquisition-related costs of approximately $4.9 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Statements of Earnings for the year ended December 31, 2012. Acquisition-related costs include finder’s fees, legal, advisory, valuation, accounting, and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

Certain income tax-related contingencies related to Brainware totaling $5.7 million were recognized by the Company as of the acquisition date. The Company is indemnified for this matter in the purchase agreement for an amount not to exceed the proceeds actually received by the selling shareholders in consummation of the acquisition. An indemnification asset of $2.5 million was initially recognized and measured on the same basis as the indemnified item, taking into account factors such as collectability. The measurement of the indemnification asset is subject to changes in management’s assessment of changes in both the indemnified item and collectability. The indemnification asset was reduced by $0.8 million in 2014 and $0.6 million in 2013 commensurate with decreases in the related liability. The reductions of the indemnification asset were recorded in Other expense (income), net on the Consolidated Statements of Earnings.

The purchases of Brainware, Acuo, Nolij and ISYS are included in Purchase of businesses, net of cash acquired on the Consolidated Statements of Cash Flows for the year ended December 31, 2012 in the amount of 245.4 million. Included in the purchase price for Nolij and ISYS is $1.9 million which is due to a former shareholder of Nolij. This amount is included in Cash and cash equivalents on the Company’s Consolidated Statements of Financial Position and is restricted in use as it is due to a former shareholder of Nolij. This amount has been recognized as a liability incurred to a former shareholder. The liability was increased by $0.2 million in 2013 when the portion of the purchase price placed in escrow upon acquisition was released.

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

In addition to the $100 million of cash consideration, the Company received a subsequent working capital adjustment of $0.9 million. The Company derecognized the following upon the sale:

Cash and cash equivalents	$2.3
Inventories	3.0
Prepaid expenses and other current assets	0.2
Property, plant and equipment, net	27.8
Goodwill	1.1
Other assets	2.1
Accounts payable	(1.9)
Accrued liabilities	(2.4)
Other liabilities	(2.6)
Accumulated other comprehensive income	(10.3)
Carrying value of disposal group	$19.3

The Company recognized a gain of $73.5 million upon the sale recorded in Gain on sale of inkjet-related technology and assets on the Consolidated Statements of Earnings for the year ended December 31, 2013. The gain consisted of total consideration of $100.9 million, offset partially by the carrying value of the disposal group of $19.3 million and $8.1 million of expenses incurred during 2013 to effect the sale. The net gain of $73.5 million consisted of a gain of $103.1 million, recognized in Imaging Solutions and Services (“ISS”), offset by a loss of $29.6 million, recognized in All other. In its Annual Report on Form 10-K for the year ended December 31, 2013, the Company incorrectly described the components of the net gain as being recognized entirely in ISS. The description has been corrected to reflect how the components were recognized in the Company’s segments. Refer to Note 20 to the Notes to Consolidated Financial Statements for more information on the Company’s segments. This correction had no effect on the Company’s consolidated results of operations, financial position or cash flow and is considered immaterial to the prior period financial statements.

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

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges of approximately $177.0 million, with $174.0 million incurred to date and approximately $3.0 million to be incurred in 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $102.2 million with $99.5 million incurred to date, and approximately $2.7 million remaining in 2015.

The Company expects to incur total charges related to the 2012 Restructuring Actions of approximately $134.4 million in ISS, $28.4 million in All other and $14.2 million in Perceptive Software.

In the second quarter of 2013, the Company sold inkjet-related technology and assets. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information.

Impact to 2014, 2013 and 2012 Financial Results

For the year ended December 31, 2014, charges for the 2012 Restructuring Actions were recorded in the Company’s Consolidated Statements of Earnings as follows:

			Selling,	Restructuring	Impact on
	Restructuring-	Impact on	general and	and related	Operating
	related costs	Gross profit	administrative	charges	Income
Accelerated depreciation charges	$1.7	$1.7	$2.3	$–	$4.0
Excess components and other inventory-
related charges	7.6	7.6	–	–	7.6
Employee termination benefit charges	–	–	–	13.1	13.1
Contract termination and lease charges	–	–	–	2.9	2.9
Total restructuring charges	$9.3	$9.3	$2.3	$16.0	$27.6

For the year ended December 31, 2013, charges for the 2012 Restructuring Actions were recorded in the Company’s Consolidated Statements of Earnings as follows:

			Selling,	Restructuring	Impact on
	Restructuring-	Impact on	general and	and related	Operating
	related costs	Gross profit	administrative	charges	Income
Accelerated depreciation charges	$5.6	$5.6	$5.5	$–	$11.1
Excess components and other inventory-
related charges	15.8	15.8	–	–	15.8
Employee termination benefit charges	–	–	–	9.2	9.2
Contract termination and lease charges	–	–	–	(0.2)	(0.2)
Total restructuring charges	$21.4	$21.4	$5.5	$9.0	$35.9

For the year ended December 31, 2012, charges for the 2012 Restructuring Actions were recorded in the Company’s Consolidated Statements of Earnings as follows:

			Selling,	Restructuring	Impact on
	Restructuring-	Impact on	general and	and related	Operating
	related costs	Gross profit	administrative	charges	Income
Accelerated depreciation charges	$29.5	$29.5	$19.8	$–	$49.3
Impairment of long-lived assets held for
sale	0.6	0.6	–	–	0.6
Excess components and other inventory-
related charges	17.7	17.7	–	–	17.7
Employee termination benefit charges	–	–	–	31.1	31.1
Contract termination and lease charges	–	–	–	4.2	4.2
Total restructuring charges	$47.8	$47.8	$19.8	$35.3	$102.9

The estimated useful lives of certain long-lived assets changed as a result of the Company’s decision to exit the development and manufacture of inkjet hardware. Accelerated depreciation and impairment charges for the years ended December 31, 2014, 2013 and 2012 for the 2012 Restructuring Actions and all of the other restructuring actions were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. For the year ended December 31, 2012, the impairment charges incurred were related to machinery and equipment located in Juarez, Mexico, which was held for sale as of December 31, 2012, and for which the current fair value had fallen below the carrying value.

The inventory-related charges incurred for the years ended December 31, 2014, 2013 and 2012 were determined in accordance with FASB guidance on inventory and were attributable to the decision to cease manufacturing of inkjet hardware.

For the years ended December 31, 2014, 2013 and 2012, the Company incurred employee termination benefit charges, which include severance, medical and other benefits, and contract termination and lease charges. Charges for the 2012 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. Amounts for employee termination benefits for the year ended December 31, 2013 included reversals driven by a change in assumptions regarding reductions in workforce, due to the inclusion of one of the Company’s subsidiaries in the sale of inkjet technology and related assets that closed in the second quarter of 2013.

For the years ended December 31, 2014, 2013 and 2012, the Company incurred restructuring charges in connection with the 2012 Restructuring Actions in the Company’s segments as follows:

	2014	2013	2012
ISS	$14.1	$25.2	$84.7
All other	2.9	7.8	17.5
Perceptive Software	10.6	2.9	0.7
Total charges	$27.6	$35.9	$102.9

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2012 Restructuring Actions. The total restructuring liability as of December 31, 2014 is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

		Contract
	Employee	Termination
	Termination	& Lease
	Benefits	Charges	Total
Balance at January 1, 2012	$3.1	$–	$3.1
Costs incurred	31.3	4.7	36.0
Reversals (1)	(0.2)	(0.5)	(0.7)
Total restructuring charges, net	31.1	4.2	35.3
Payments & Other (2)	(16.4)	(3.9)	(20.3)
Balance at December 31, 2012	17.8	0.3	18.1
Costs incurred	14.4	–	14.4
Reversals (1)	(5.2)	(0.2)	(5.4)
Total restructuring charges, net	9.2	(0.2)	9.0
Payments & Other (2)	(17.1)	(0.1)	(17.2)
Balance at December 31, 2013	9.9	–	9.9
Costs incurred	14.2	3.0	17.2
Reversals (1)	(1.1)	(0.1)	(1.2)
Total restructuring charges, net	13.1	2.9	16.0
Payments & Other (2)	(12.2)	(0.3)	(12.5)
Balance at December 31, 2014	$10.8	$2.6	$13.4

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

Summary of Other Restructuring Actions

General

In response to global economic weakening, to improve the efficiency and effectiveness of its operations, enhance the efficiency of the Company’s inkjet cartridge manufacturing operations and to reduce the Company’s business support cost and expense structure, the Company announced various restructuring actions (“Other Restructuring Actions”) from 2006 to October 2009. The Other Restructuring Actions included closing the Company’s inkjet supplies manufacturing facilities in Mexico, consolidating its cartridge manufacturing capacity, as well as impacting positions in the Company’s general and administrative functions, supply chain and sales support, marketing and sales management and consolidating the Company’s research and development programs. In 2014 and 2013, employee termination benefit charges were incurred for actions that were not a part of an announced plan. The Other Restructuring Actions are considered substantially completed and any remaining charges to be incurred from these actions are expected to be immaterial.

Impact to 2014, 2013 and 2012 Financial Results

For the year ended December 31, 2014, charges for the Company’s Other Restructuring Actions were recorded in the Consolidated Statements of Earnings as follows:

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

For the years ended December 31, 2014, 2013, and 2012, the Company incurred restructuring charges in connection with the Other Restructuring Actions in the Company’s segments as follows:

	2014	2013	2012
ISS	$0.9	$–	$0.8
All other	0.6	0.1	1.6
Perceptive Software	0.4	1.8	–
Total charges	$1.9	$1.9	$2.4

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions.

		Contract
	Employee	Termination
	Termination	& Lease
	Benefits	Charges	Total
Balance at January 1, 2012	$7.3	$–	$7.3
Costs incurred	0.6	0.9	1.5
Reversals (1)	(1.0)	–	(1.0)
Total restructuring charges, net	(0.4)	0.9	0.5
Payments & Other (2)	(4.1)	(0.2)	(4.3)
Balance at December 31, 2012	2.8	0.7	3.5
Costs incurred	2.0	–	2.0
Reversals (1)	(0.1)	–	(0.1)
Total restructuring charges, net	1.9	–	1.9
Payments & Other (2)	(3.3)	(0.6)	(3.9)
Balance at December 31, 2013	1.4	0.1	1.5
Costs incurred	1.3	0.8	2.1
Reversals (1)	(0.2)	–	(0.2)
Total restructuring charges, net	1.1	0.8	1.9
Payments & Other (2)	(2.5)	(0.9)	(3.4)
Balance at December 31, 2014	$–	$–	$–

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

6.           STOCK-BASED COMPENSATION

Lexmark has various stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of December 31, 2014, awards under the programs consisted of stock options, RSUs, and DSUs, as well as DEUs. The Company currently issues the majority of shares related to its stock incentive plans from the Company’s authorized and unissued shares of Class A Common Stock. Approximately 59.0 million shares of Class A Common Stock have been authorized for these stock incentive plans. The Company also grants cash-based long-term incentive awards based on the Company’s relative total shareholder return.

For the years ended December 31, 2014, 2013 and 2012, the Company incurred pre-tax stock-based compensation expense of $30.5 million, $28.3 million and $23.9 million, respectively, in the Consolidated Statements of Earnings. For the years ended December 31, 2014, 2013 and 2012, $2.6 million, $1.7 million and $0.4 million, respectively, was recognized for the cash-based long-term incentive awards and is included in pre-tax stock-based compensation expense.

The following table presents a breakout of the stock-based compensation expense recognized for the years ended December 31:

	2014	2013	2012
Cost of revenue	$1.8	$2.3	$2.1
Research and development	5.5	3.6	4.1
Selling, general and administrative	23.2	22.4	17.7
Stock-based compensation expense before income taxes	30.5	28.3	23.9
Income tax benefit	(11.5)	(10.6)	(9.2)
Stock-based compensation expense after income taxes	$19.0	$17.7	$14.7

Stock Options

Generally, stock options expire ten years from the date of grant. No stock options were granted during 2014, 2013, or 2012.

A summary of the status of the Company’s stock-based compensation plans as of December 31, 2014 and the change during the year is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
	(In Millions)	(Per Share)	(Years)	(In Millions)
Outstanding at December 31, 2013	3.3	$60.40	2.2	$11.2
Granted	–
Exercised	(0.4)	33.12
Forfeited or canceled	(1.1)	77.68
Outstanding at December 31, 2014	1.8	54.63	2.0	12.3
Vested and expected to vest at December 31, 2014	1.8	54.39	2.0	12.5
Exercisable at December 31, 2014	1.7	$57.81	1.8	$8.8

For the year ended December 31, 2014, the total intrinsic value of options exercised was $3.9 million. For the year ended December 31, 2013, the total intrinsic value of options exercised was $0.1 million. For the year ended December 31, 2012, the total intrinsic value of options exercised was $0.3 million. As of December 31, 2014, the Company had $0.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that will be recognized over the weighted average period of 0.4 years.

Restricted Stock and Deferred Stock Units

Lexmark has granted RSUs with various vesting periods and generally these awards vest based upon continued service with the Company or continued service on the Board of Directors. As of December 31, 2014, the Company has issued DSUs to certain members of management who elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, committee retainer and/or chair retainer into such units. These DSUs are 100% vested when issued. The Company has also issued supplemental DSUs to certain members of management upon the election to defer all or a portion of an annual bonus into DSUs. These supplemental DSUs vest at the end of five years based upon continued employment with the Company. The cost of the RSUs and supplemental DSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

During 2014, a certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 22,175 RSUs to 177,400 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was return on invested capital compared to the S&P Mid-Cap Technology Index. The performance period for the awards is 3 years ending on December 31, 2016. The expense for these awards is being accrued at target level. A certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 22,200 RSUs to 88,800 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was services and software revenue. The performance period for the awards is 1 year ending on December 31, 2014. The expense for these awards was recognized at target level. The table below includes both awards at the target level of RSUs.

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

During 2012, a certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 27,350 RSUs to 218,800 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was return on invested capital compared to the S&P 500 Technology Index. The performance period for the award is 3 years and ended on December 31, 2014. The expense for these awards is recognized at target level. The table below includes the awards at the target level of RSUs.

A summary of the status of the Company’s RSU and DSU grants as of December 31, 2014 and the changes during the year is presented below:

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining	Aggregate
	Units	Fair Value	Contractual Life	Intrinsic Value
	(In Millions)	(Per Share)	(Years)	(In Millions)
RSUs and DSUs at December 31, 2013	2.8	$30.71	1.6	$100.5
Granted	0.7	41.21
Vested	(0.8)	34.11
Forfeited or canceled	(0.1)	32.52
RSUs and DSUs at December 31, 2014	2.6	$32.81	1.4	$108.5

For the year ended December 31, 2014, the total fair value of RSUs and DSUs that vested was $34.2 million. As of December 31, 2014, the Company had $41.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs and DSUs that will be recognized over the weighted average period of 2.2 years.

7.          MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with authoritative guidance on accounting for investments in debt and equity securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive loss on the Consolidated Statements of Financial Position. The fair values of the Company’s available-for-sale marketable securities may be based on quoted market prices or other observable market data, discounted cash flow analyses, or in some cases, the Company’s amortized cost, which approximates fair value.

Money market funds included in Cash and cash equivalents on the Consolidated Statements of Financial Position are excluded from the information contained in this Note. Refer to Note 3 of the Notes to Consolidated Financial Statements for information regarding these investments.

Details about the Company’s available-for-sale Marketable securities, including gross unrealized gains and losses, as of December 31, 2014 are provided below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$290.9	$0.6	$(0.5)	$291.0
Government and agency debt securities	281.2	0.1	(0.3)	281.0
Asset-backed and mortgage-backed securities	59.3	0.3	(0.1)	59.5
Total security investments	631.4	1.0	(0.9)	631.5
Cash equivalents	(6.9)	–	–	(6.9)
Total marketable securities	$624.5	$1.0	$(0.9)	$624.6

Details about the Company’s available-for-sale Marketable securities, including gross unrealized gains and losses, as of December 31, 2013 are provided below:

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

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the investments are classified as Current assets in the Consolidated Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required. As of December 31, 2013, auction rate securities of $6.7 million were classified as noncurrent assets because the securities had experienced unsuccessful auctions and poor debt market conditions had reduced the likelihood that the securities would successfully auction within the next 12 months, and were valued based on facts and circumstances that existed at that date. The Company’s auction rate preferred stock and municipal auction rate security investments were fully redeemed at par in 2014.

The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below. Expected maturities may differ from final contractual maturities for certain securities that allow for call or prepayment provisions. Proceeds from calls and prepayments are included in Proceeds from maturities of marketable securities on the Consolidated Statements of Cash Flows.

	2014		2013
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Due in less than one year	$109.0	$109.0	$160.4	$160.6
Due in one to five years	510.9	510.7	621.1	622.2
Due after five years	11.5	11.8	18.4	17.9
Total available-for-sale marketable securities	$631.4	$631.5	$799.9	$800.7

For the years ended December 31, 2014, 2013, and 2012, the Company recognized $2.9 million, $1.3 million, and $4.2 million, respectively, in net gains on its marketable securities, included in Other expense (income), net on the Consolidated Statements of Earnings. The amount in 2014 includes a gain of $1.3 million on the Company’s previously held investment in shares of ReadSoft, which were purchased in 2014 and marked to fair value on the acquisition date. Refer to Note 4 of the Notes to Consolidated Financial Statements for information. Other amounts recognized in all periods represent realized gains due to sales and maturities. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit-related OTTI on debt securities be recognized in earnings while noncredit-related OTTI of debt securities not expected to be sold be recognized in other comprehensive income. For the years ended December 31, 2014, 2013, and 2012, the Company incurred no OTTI on its debt securities. As of December 31, 2014, amounts related to credit losses for which a portion of total OTTI was recognized in other comprehensive income were immaterial for disclosure.

The following tables provide information about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred and the length of time that individual securities have been in a continuous unrealized loss position. The pre-tax gross unrealized losses below are recognized in Accumulated other comprehensive loss:

December 31, 2014

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$154.9	$(0.5)	$–	$–	$154.9	$(0.5)
Asset-backed and mortgage-backed securities	44.2	(0.1)	0.7	–	44.9	(0.1)
Government and agency debt securities	184.6	(0.3)	–	–	184.6	(0.3)
Total	$383.7	$(0.9)	$0.7	$–	$384.4	$(0.9)

December 31, 2013

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$–	$–	$6.7	$(1.1)	$6.7	$(1.1)
Corporate debt securities	85.7	(0.2)	1.2	–	86.9	(0.2)
Asset-backed and mortgage-backed securities	43.4	(0.1)	0.1	–	43.5	(0.1)
Government and agency debt securities	158.5	(0.1)	–	–	158.5	(0.1)
Total	$287.6	$(0.4)	$8.0	$(1.1)	$295.6	$(1.5)

As of December 31, 2014 and 2013, none of the Company’s marketable securities for which OTTI has been incurred were in an unrealized loss position.

Corporate Debt Securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality. Because the Company does not intend to sell and will not be required to sell the securities before recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at December 31, 2014.

Asset-Backed and Mortgage-Backed Securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status. These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics. For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates. Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected. These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par. The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality. Because the Company does not intend to sell and will not be required to sell the securities before recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at December 31, 2014.

Government and Agency Securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

8.           TRADE RECEIVABLES

The Company’s trade receivables are reported in the Consolidated Statements of Financial Position net of allowances for doubtful accounts and product returns. Trade receivables consisted of the following at December 31:

	2014	2013
Gross trade receivables	$443.8	$477.0
Allowances	(22.2)	(24.7)
Trade receivables, net	$421.6	$452.3

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

In October 2014, the trade receivables facility was amended by extending the term of the facility to October 7, 2016. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at December 31, 2014 or December 31, 2013.

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

Expenses incurred under this program totaled $0.6 million, $0.5 million, and $0.5 million in 2014, 2013, and 2012, respectively. The expenses are included in Interest (income) expense, net on the Consolidated Statements of Earnings in 2014, 2013, and 2012.

9.           INVENTORIES

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

Inventories consist of the following at December 31:

	2014	2013
Raw materials	$29.8	$22.3
Work in process	31.4	20.3
Finished goods	191.8	225.6
Inventories	$253.0	$268.2

10.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Useful Lives (Years)	2014	2013
Land and improvements	20	$35.4	$34.4
Buildings and improvements	10-35	552.3	554.0
Machinery and equipment	2-10	610.2	639.4
Information systems	3	129.2	135.4
Internal-use software	3-5	484.8	514.5
Leased products	2-7	147.3	133.9
Furniture and other	7	62.5	60.1
		2,021.7	2,071.7
Accumulated depreciation		(1,235.6)	(1,259.3)
Property, plant and equipment, net		$786.1	$812.4

In 2013 the Company derecognized certain assets upon the sale of its Inkjet-related technology and assets to a third party. Refer to Note 4 of the Notes to Consolidated Financial Statements for information on the divestiture.

Depreciation expense was $184.5 million, $189.3 million and $229.6 million in 2014, 2013 and 2012, respectively.

Leased products refers to hardware leased by Lexmark to certain customers as part of the Company’s ISS operations. The cost of the hardware is amortized over the life of the contracts, which have been classified as operating leases based on the terms of the arrangements. The accumulated depreciation related to the Company’s leased products was $88.9 million and $89.7 million at year-end 2014 and 2013, respectively.

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Statements of Financial Position. Amortization expense related to internal-use software is included in the depreciation expense values shown above and was $80.7 million, $80.8 million and $69.3 million in 2014, 2013 and 2012, respectively. The net carrying amounts of internal-use software at December 31, 2014 and 2013 were $164.2 million and $209.7 million, respectively. The following table summarizes the estimated future amortization expense for internal-use software currently being amortized.

Fiscal year:
2015	$59.1
2016	36.1
2017	25.0
2018	15.1
2019	4.7
Thereafter	–
Total	$140.0

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

11.          GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 4 to the Consolidated Financial Statements the disclosures of goodwill and intangible assets shown below include preliminary amounts that are subject to measurement period adjustments.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during 2014 and 2013.

	ISS	Perceptive Software	Total
Balance at January 1, 2013	$23.2	$355.5	$378.7
Goodwill acquired during the period	–	78.0	78.0
Goodwill disposed during the period upon sale of business	(1.1)	–	(1.1)
Foreign currency translation	(1.3)	0.4	(0.9)
Balance at December 31, 2013	$20.8	$433.9	$454.7
Goodwill acquired during the period	–	180.9	180.9
Foreign currency translation	(2.0)	(27.8)	(29.8)
Balance at December 31, 2014	$18.8	$587.0	$605.8

The Company has recorded $180.9 million of goodwill related to the acquisitions of ReadSoft and GNAX Health, including the $3.7 million net impact of measurement period adjustments determined subsequent to the acquisition of ReadSoft, related to facts and circumstances that existed at the acquisition date. Measurement period adjustments determined in 2014 related to the Company’s acquisition of Saperion in the third quarter of 2013 were applied retrospectively, reducing the balance of goodwill at December 31, 2013 by $1.3 million. The goodwill balance was reduced in 2013 by $1.1 million upon the sale of the inkjet-related technology and assets. Refer to Note 4 of the Notes to Consolidated Financial Statements for additional details regarding business combinations occurring during 2014, 2013, and 2012, as well as information related to divestitures. The Company does not have any accumulated impairment charges as of December 31, 2014.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	December 31, 2014			December 31, 2013
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets subject to amortization:
Customer relationships	$141.3	$(51.7)	$89.6	$117.7	$(34.6)	$83.1
Non-compete agreements	2.8	(2.6)	0.2	2.8	(2.3)	0.5
Technology and patents	291.5	(151.7)	139.8	243.4	(104.5)	138.9
Trade names and trademarks	50.0	(16.9)	33.1	42.8	(7.8)	35.0
Total	485.6	(222.9)	262.7	406.7	(149.2)	257.5

Intangible assets not subject to amortization:
In-process technology	1.6	–	1.6	0.5	–	0.5
Total	1.6	–	1.6	0.5	–	0.5

Total identifiable intangible assets	$487.2	$(222.9)	$264.3	$407.2	$(149.2)	$258.0

Intangible assets acquired in a transaction accounted for as a business combination are initially recognized at fair value. Intangible assets acquired in a transaction accounted for as an asset acquisition are initially recognized at cost. Of the $487.2 million gross carrying amount at December 31, 2014, $465.7 million were acquired in transactions accounted for as business combinations, $0.7 million consisted of negotiated non-compete agreements recognized separately from a business combination and $20.8 million were acquired in transactions accounted for as asset acquisitions.

The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 4 of the Notes to Consolidated Financial Statements. Amortization expense related to intangible assets was $75.5 million, $59.2 million, and $44.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2015	$73.4
2016	64.7
2017	49.0
2018	35.7
2019	16.9
Thereafter	23.0
Total	$262.7

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

The Company reevaluated the indefinite useful life assumption for its Perceptive Software trade name asset in 2013 as required under the accounting guidance for indefinite-lived intangible assets. The asset, which was originally valued at $32.3 million, was deemed to no longer have an indefinite useful life following changes in management’s expected use of the name as evidenced by the centralization of the Company’s marketing organization across ISS and Perceptive Software during the fourth quarter of 2013. Accordingly, the Company commenced amortization over the asset’s estimated useful life. The Company’s expected use of its acquired trade names and trademarks could change in future periods as the Company considers alternatives for going to market with its acquired software and solutions products.

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

12.          ACCRUED LIABILITIES AND OTHER LIABILITIES

Accrued liabilities, in the current liabilities section of the Consolidated Statements of Financial Position, consisted of the following at December 31:

	2014	2013
Deferred revenue	$208.8	$175.0
Compensation	133.4	161.5
Copyright fees	56.3	64.0
Marketing programs	57.5	70.8
Other	222.5	201.1
Accrued liabilities	$678.5	$672.4

The $6.1 million increase in Accrued liabilities was primarily driven by a $33.8 million increase in Deferred revenue, due partially to the purchase of ReadSoft (refer to Note 4 of the Notes to Consolidated Financial Statements for additional information) and partially to increased software and service contracts. An additional increase of $11.8 million, included in Other, was due to cash flow hedging activities which began in late 2014 (refer to Note 18 of the Notes to Consolidated Financial Statements for additional information).  These increases were partially offset by decreases in Compensation accruals of $28.1 million and Marketing programs of $13.3 million. Accrued compensation decreased primarily due to a legal settlement payout in 2014 of $14.4 million and approximately $16 million due to a decrease in the required number of accrued payroll days for the U.S. in 2014. Marketing programs decreased due to lower payout for claims in 2014.

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty liability:
	2014	2013
Balance at January 1	$30.5	$46.7
Accruals for warranties issued	58.3	62.6
Accruals related to pre-existing warranties (including
changes in estimates)	2.8	(9.5)
Settlements made (in cash or in kind)	(69.2)	(69.3)
Balance at December 31	$22.4	$30.5

Deferred service revenue:
	2014	2013
Balance at January 1	$179.9	$192.0
Revenue deferred for new extended warranty contracts	93.8	76.1
Revenue recognized	(93.4)	(88.2)
Balance at December 31	$180.3	$179.9
Current portion	77.5	80.3
Non-current portion	102.8	99.6
Balance at December 31	$180.3	$179.9

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

Other liabilities, in the noncurrent liabilities section of the Consolidated Statements of Financial Position, consisted of the following at December 31:

	2014	2013
Pension and other postretirement benefits	$196.5	$154.6
Deferred revenue	140.3	135.8
Other	122.0	111.5
Other liabilities	$458.8	$401.9

The $56.9 million increase in Other liabilities was driven by the $41.9 million increase in pension and other postretirement benefits liability due to a decrease in the discount rate and change in actuarial assumption as to plan participants’ life expectancy. Refer to Note 17 of the Notes to Consolidated Financial Statements for more information related to pension and other postretirement plans. Long-term deferred tax liabilities increased $12.2 million, see Note 14 of the Notes to Consolidated Financial Statements for additional information.

13.           DEBT

Senior Notes – Long-term Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The 2020 senior notes will rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2014, the outstanding balance of long-term debt was $699.7 million (net of unamortized discount of $0.3 million).  At December 31, 2013, the outstanding balance was $699.6 million (net of unamortized discount of $0.4 million).

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

The Company used a portion of the net proceeds from the 2020 senior notes offering to extinguish the 2013 senior notes and used the remaining net proceeds for general corporate purposes, including to fund share repurchases, fund dividends, finance acquisitions, finance capital expenditures and operating expenses, and invest in subsidiaries.

Credit Facility

Effective February 5, 2014, Lexmark amended its current $350 million 5-year senior, unsecured, multicurrency revolving credit facility, entered into on January 18, 2012, by increasing its size to $500 million. In addition, the maturity date of the amended credit facility was extended to February 5, 2019.

The facility provides for the availability of swingline loans and multicurrency letters of credit. Under certain circumstances and subject to certain conditions, the aggregate amount available under the facility may be increased to a maximum of $650 million. Interest on all borrowings under the facility is determined based upon either the Adjusted Base Rate or the Adjusted LIBO Rate, in each case plus a margin that is adjusted on the basis of a combination of the Company’s consolidated leverage ratio and the Company’s index debt rating.

The amended credit facility contains customary affirmative and negative covenants and also contains certain financial covenants, including those relating to a minimum interest coverage ratio of not less than 3.0 to 1.0 and a maximum leverage ratio of not more than 3.0 to 1.0 as defined in the agreement. The amended credit facility also limits, among other things, the Company’s indebtedness, liens and fundamental changes to its structure and business. The Company was in compliance with all covenants and other requirements set forth in the facility agreement at December 31, 2014.

At December 31, 2014 and December 31, 2013, there were no amounts outstanding under the revolving credit facility.

Other

Total cash paid for interest on the debt facilities amounted to $42.0 million, $39.1 million, and $42.3 million in 2014, 2013 and 2012, respectively. The cash paid for interest amount of $39.1 million for 2013 does not include the premium paid upon repayment of the Company’s 2013 senior notes of $3.2 million and the write-off of related debt issuance costs of $0.1 million.

The components of Interest (income) expense, net in the Consolidated Statements of Earnings are as follows:

	2014	2013	2012
Interest (income)	$(10.9)	$(11.0)	$(13.0)
Interest expense	42.5	44.0	42.6
Total	$31.6	$33.0	$29.6

The Company had no capitalized interest costs in 2014 and 2013. The Company capitalized interest costs of $0.3 million in 2012.

14.           INCOME TAXES

Provision for Income Taxes

The Provision for income taxes consisted of the following:

	2014	2013	2012
Current:
Federal	$28.4	$32.9	$27.3
Non-US	8.4	26.9	10.0
State and local	7.1	10.2	6.5
Total current	43.9	70.0	43.8
Deferred:
Federal	(7.7)	25.9	10.7
Non-US	(3.2)	12.8	2.4
State and local	1.3	(2.1)	(2.1)
Total deferred	(9.6)	36.6	11.0
Provision for income taxes	$34.3	$106.6	$54.8

Earnings before income taxes were as follows:

	2014	2013	2012
U.S.	$77.8	$210.4	$111.2
Non-U.S.	35.6	158.0	51.2
Earnings before income taxes	$113.4	$368.4	$162.4

The Company realized an income tax benefit from the exercise of certain stock options and/or vesting of certain RSUs and DSUs in 2014, 2013, and 2012 of $12.7 million, $7.0 million and $2.7 million, respectively. This benefit resulted in a decrease in current income taxes payable.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the Company’s effective tax rate was as follows:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$39.7	35.0%	$128.9	35.0%	$56.9	35.0%
State and local income taxes, net of federal tax benefit	4.8	4.3	9.6	2.6	4.0	2.5
Foreign tax differential	(11.4)	(10.1)	(19.4)	(5.3)	(6.4)	(3.9)
Research and development credit	(6.2)	(5.5)	(11.5)	(3.1)	–	–
Valuation allowance	0.8	0.7	(1.3)	(0.4)	–	–
Adjustments to previously accrued taxes	(2.6)	(2.3)	0.8	0.2	(3.6)	(2.2)
Adjustments to deferred tax assets	6.8	6.0	–	–	–	–
Other	2.4	2.1	(0.5)	(0.1)	3.9	2.4
Provision for income taxes	$34.3	30.2%	$106.6	28.9%	$54.8	33.8%

The jurisdiction having the greatest impact on the foreign tax differential reconciling item is Switzerland.

The reconciling item for adjustments to previously accrued taxes represents adjustments to income tax expense amounts recorded in prior years. For the years indicated, the principal reason for these adjustments was to record the release of uncertain tax positions accrued in prior years. The adjustments to the uncertain tax positions were made either because the amount that the Company was required to pay pursuant to an income tax audit was different than the amount the Company estimated it would have to pay or because the statute of limitations governing the year of the accrual expired and no audit of that year was ever conducted by the local tax authorities.

The effective income tax rate was 30.2% for the year ended December 31, 2014. The 1.3 percentage point increase of the effective tax rate from 2013 to 2014 was due to the following factors: an increase due to a geographic shift in earnings away from lower tax jurisdictions in 2014; an increase due to the 2012 research and development credit being recorded in 2013; a decrease due to various adjustments to previously accrued taxes; and an increase due to an adjustment for the realizability of a deferred tax asset in 2014.

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

Deferred income tax assets and (liabilities)

Significant components of deferred income tax assets and (liabilities) at December 31 were as follows:

	2014	2013
Deferred tax assets:
Tax loss carryforwards	$24.1	$13.9
Credit carryforwards	6.4	7.5
Inventories	13.9	13.2
Restructuring	2.4	1.2
Pension and postretirement benefits	65.2	52.1
Warranty	4.3	4.3
Equity compensation	23.2	25.6
Other compensation	20.1	21.1
Foreign exchange	0.5	2.0
Other	–	9.7
Deferred tax liabilities:
Property, plant and equipment	(42.1)	(49.8)
Intangible assets	(75.8)	(68.9)
Other	(6.1)	–
	36.1	31.9
Valuation allowances	(4.3)	(2.9)
Net deferred tax assets	$31.8	$29.0

The breakdown between current and long-term deferred tax assets and deferred tax liabilities as of December 31 is as follows:

	2014	2013
Current Deferred Tax Assets and Liabilities:
Current Deferred Tax Asset	$59.3	$61.7
Current Deferred Tax Liability	(20.1)	(12.4)
Net Current Deferred Tax Asset	39.2	49.3

Long-Term Deferred Tax Assets and Liabilities:
Long-Term Deferred Tax Asset	54.7	29.6
Long-Term Deferred Tax Liability	(62.1)	(49.9)
Net Long-Term Deferred Tax (Liability) Asset	(7.4)	(20.3)

Total Current and Long-Term Net Deferred Tax Asset Balance at December 31	$31.8	$29.0

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

The Company has federal, state and foreign net operating loss carryforwards of $10.0 million, $8.2 million and $122.2 million, respectively. The federal net operating loss carryforwards will expire in the years 2028 to 2034. The state net operating loss carryforwards expire in the years 2020 to 2027. The foreign net operating loss carryforwards include $44.2 million with no expiration date. The remainder of the foreign net operating loss carryforwards will expire in the years 2016 to 2024.

The Company has a federal, state and foreign tax credit carryforwards of $0.9 million, $6.8 million and $0.6 million, respectively. The state tax credit carryforwards are subject to a valuation allowance of $0.6 million. The federal tax credit carryforward will expire in 2034. The state credit carryforward includes $3.7 million with no expiration. The state tax credit carryforward will expire by the year 2023. The foreign credit carryforward will expire in 2019.

Deferred income taxes have not been provided for the undistributed earnings of foreign subsidiaries because such earnings are indefinitely reinvested. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $1,753.1 million as of December 31, 2014. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits as well as any additional local withholding tax that may arise from the distribution of these earnings. In addition, because such earnings have been indefinitely reinvested in our foreign operations, repatriation would require liquidation of those investments or a recapitalization of our foreign subsidiaries, the impact and effects of which are not readily determinable.  The Company does not plan to initiate any action that would precipitate the payment of income taxes.

Tax Positions

The amount of unrecognized tax benefits at December 31, 2014, was $19.2 million, all of which would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2013, was $23.5 million, all of which would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2012, was $24.2 million, all of which would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision. As of December 31, 2014, the Company had $1.5 million of accrued interest and penalties. For 2014, the Company recognized in its statement of earnings a net benefit of $0.2 million for interest and penalties. As of December 31, 2013, the Company had $1.7 million of accrued interest and penalties. For 2013, the Company recognized in its statement of earnings a net expense of $0.1 million for interest and penalties. As of December 31, 2012, the Company had $1.7 million of accrued interest and penalties. For 2012, the Company recognized in its statement of earnings a net benefit of $0.7 million for interest and penalties.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $1.5 million to $3.5 million, the impact of which would affect the Company’s effective tax rate.

Several tax years are subject to examination by major tax jurisdictions. In the U.S., federal tax years 2012 and after are subject to examination. In Switzerland, tax years 2010 and after are subject to examination. In most of the other countries where the Company files income tax returns, 2009 is the earliest tax year that is subject to examination. The Company believes that adequate amounts have been provided for any adjustments that may result from those examinations.

A reconciliation of the total beginning and ending gross amounts of unrecognized tax benefits, included in Accrued liabilities and Other liabilities on the Consolidated Statements of Financial Position, is as follows:

	2014	2013	2012
Balance at January 1	$23.5	$24.2	$23.1
Increases / (decreases) in unrecognized tax benefits as a result of tax
positions taken during a prior period	(3.3)	3.2	6.9
Increases / (decreases) in unrecognized tax benefits as a result of tax
positions taken during the current period	1.4	3.7	3.0
Increases / (decreases) in unrecognized tax benefits relating to
settlements with taxing authorities	(0.5)	(2.0)	(6.5)
Reductions to unrecognized tax benefits as a result of a lapse of the
applicable statute of limitations	(1.9)	(5.6)	(2.3)
Balance at December 31	$19.2	$23.5	$24.2

Other

Cash paid for income taxes, net of (refunds), was $50.8 million, $60.8 million, and $(1.4) million in 2014, 2013, and 2012, respectively.

15.           STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

The Class A Common Stock is voting and exchangeable for Class B Common Stock in very limited circumstances. The Class B Common Stock is non-voting and is convertible, subject to certain limitations, into Class A Common Stock.

At December 31, 2014, there were 803.0 million shares of authorized, unissued Class A Common Stock. Of this amount, approximately 14.5 million shares of Class A Common Stock have been reserved under employee stock incentive plans and nonemployee director plans. There were also 1.8 million shares of unissued and unreserved Class B Common Stock at December 31, 2014. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of December 31, 2014, there was approximately $89 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2014, the Company repurchased approximately 1.9 million shares at a cost of approximately $80 million. During 2013, the Company repurchased approximately 2.7 million shares at a cost of approximately $82 million. As of December 31, 2014, since the inception of the program in April 1996, the Company had repurchased approximately 112.2 million shares of its Class A Common Stock for an aggregate cost of approximately $4.76 billion. As of December 31, 2014, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at December 31, 2014, were 35.7 million. The retired shares resumed the status of authorized but unissued shares of Class A Common Stock.

Accelerated Share Repurchase Agreements

The Company executed four accelerated share repurchase (“ASR”) Agreements with financial institution counterparties in 2014, resulting in a total of 1.9 million shares repurchased at a cost of $80 million. The impact of the four ASRs is included in the share repurchase totals provided in the preceding paragraphs. There were no outstanding ASR Agreements as of December 31, 2014.

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

Dividends

The Company’s dividend activity during the year ended December 31, 2014 was as follows:

			Lexmark International, Inc.
			Class A Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 20, 2014	March 03, 2014	March 14, 2014	$0.30	$18.6
April 24, 2014	May 30, 2014	June 13, 2014	0.36	22.4
July 24, 2014	August 29, 2014	September 12, 2014	0.36	22.2
October 23, 2014	November 28, 2014	December 12, 2014	0.36	22.1
Total Dividends			$1.38	$85.3

The payment of the cash dividends also resulted in the issuance of additional dividend equivalent units to holders of restricted stock units. Diluted weighted-average Lexmark Class A share amounts presented reflect this issuance. All cash dividends and dividend equivalent units are accounted for as reductions of Retained earnings.

Accumulated Other Comprehensive Earnings (Loss)

The following tables provide the tax benefit or expense attributed to each component of Other comprehensive (loss) earnings:

	Year Ended December 31, 2014
	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(71.2)	$4.7	$(75.9)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.2)	(0.1)	(0.1)
Net unrealized (loss) gain on OTTI marketable securities	(0.1)	–	(0.1)
Net unrealized (loss) gain on marketable securities	(0.8)	(0.2)	(0.6)
Unrealized gain on cash flow hedges	15.9	(1.7)	17.6
Total other comprehensive (loss) earnings	$(56.4)	$2.7	$(59.1)

	Year Ended December 31, 2013
	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(32.0)	$3.5	$(35.5)
Recognition of pension and other postretirement benefit plans prior service credit	2.1	(0.8)	2.9
Net unrealized (loss) gain on marketable securities	(1.1)	–	(1.1)
Forward starting interest rate swap designated as a cash flow hedge	0.9	(0.5)	1.4
Total other comprehensive (loss) earnings	$(30.1)	$2.2	$(32.3)

	Year Ended December 31, 2012
	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax
Components of other comprehensive earnings (loss):
Foreign currency translation adjustment	$14.7	$(0.6)	$15.3
Recognition of pension and other postretirement benefit plans prior service credit	0.2	0.1	0.1
Net unrealized (loss) gain on OTTI marketable securities	(0.6)	0.4	(1.0)
Net unrealized gain (loss) on marketable securities	2.6	(0.6)	3.2
Forward starting interest rate swap designated as a cash flow hedge	(0.9)	0.5	(1.4)
Total other comprehensive earnings (loss)	$16.0	$(0.2)	$16.2

The change in Accumulated other comprehensive (loss) earnings, net of tax, consists of the following:

		Recognition of	Net			Forward-Starting
		Pension and	Unrealized	Net		Interest Rate	Accumulated
	Foreign	Other	Gain (Loss) on	Unrealized	Unrealized	Swap	Other
	Currency	Postretirement	Marketable	Gain (Loss) on	Gain on	Designated as a	Comprehensive
	Translation	Benefit Plans	Securities –	Marketable	Cash Flow	Cash Flow	(Loss)
	Adjustment	Prior Service Credit	OTTI	Securities	Hedges	Hedge	Earnings
Balance at December 31, 2011	$(20.3)	$(0.9)	$0.7	$(0.6)	–	$–	$(21.1)
Net 2012 other comprehensive (loss) earnings	14.7	0.2	(0.6)	2.6	–	(0.9)	16.0
Balance at December 31, 2012	(5.6)	(0.7)	0.1	2.0	–	(0.9)	(5.1)
Other comprehensive income before reclassifications	(21.3)	2.1	0.1	(0.1)	–	0.9	(18.3)
Amounts reclassified from accumulated other comprehensive income	(10.7)	–	(0.1)	(1.0)	–	–	(11.8)
Net 2013 other comprehensive earnings (loss)	(32.0)	2.1	–	(1.1)	–	0.9	(30.1)
Balance at December 31, 2013	(37.6)	1.4	0.1	0.9	–	–	(35.2)
Other comprehensive income before reclassifications	(71.2)	0.2	0.1	1.7	15.9	–	(53.3)
Amounts reclassified from accumulated other comprehensive income	–	(0.4)	(0.2)	(2.5)	–	–	(3.1)
Net 2014 other comprehensive (loss) earnings	(71.2)	(0.2)	(0.1)	(0.8)	15.9	–	(56.4)
Balance at December 31, 2014	$(108.8)	$1.2	$–	$0.1	15.9	$–	$(91.6)

Changes in the Company's foreign currency translation adjustments were due to a number of factors as the Company operates in various currencies throughout the world. The primary drivers of the unfavorable change in 2014 were decreases in the exchange rate values of approximately 11% in the Brazilian real, 12% in the Mexican peso, 12% in the Euro and 18% in the Swedish krona. The primary drivers of the unfavorable change in 2013 were decreases in the exchange rate values of approximately 8% in the Philippine peso, 13% in the Brazilian real and 19% in the South African rand. The primary drivers of the favorable change in 2012 were increases in the exchange rate values of approximately 7% in the Philippine peso, 8% in the Mexican peso and 2% in the Euro. The exchange rates referenced above are calculated as U.S. dollar per unit of foreign currency.

For the year ended December 31, 2014, the following table provides details of amounts reclassified from Accumulated other comprehensive earnings (loss):

Details about Accumulated Other Comprehensive Earnings Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Earnings	Affected Line Item in the Statements of Earnings
Pension and other postretirement benefits
Amortization of prior service benefit	0.7	Note 17. Employee Pension and Postretirement Plans
	(0.3)	Tax benefit (liability)
	$0.4	Net of tax

Unrealized gains and (losses) on marketable securities
Non-OTTI	$2.8	Other expense (income), net
OTTI	0.2	Other expense (income), net
	(0.3)	Tax benefit (liability)
	$2.7	Net of tax

Total reclassifications for the period	$3.1	Net of tax

For the year ended December 31, 2013, the following table provides details of amounts reclassified from Accumulated other comprehensive earnings (loss):

Details about Accumulated Other Comprehensive Earnings Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Earnings	Affected Line Item in the Statements of Earnings
Foreign currency translation adjustment
Foreign exchange gain recognized upon
sale of a foreign entity	$10.7	Gain on sale of inkjet-related technology and assets

Pension and other postretirement benefits
Amortization of prior service benefit	0.7	Note 17. Employee Pension and Postretirement Plans
Pension-related losses recognized upon
sale of a subsidiary	(0.4)	Gain on sale of inkjet-related technology and assets
	(0.3)	Tax benefit (liability)
	$–	Net of tax

Unrealized gains and (losses) on
marketable securities
Non-OTTI	$1.2	Other (income) expense, net
OTTI	0.1	Other (income) expense, net
	(0.2)	Tax benefit (liability)
	$1.1	Net of tax

Total reclassifications for the period	$11.8	Net of tax

Net Other comprehensive earnings (loss) for 2012 include amounts reclassified from Accumulated other comprehensive earnings (loss).  Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding pension and other postretirement plans, including the amounts amortized out of Accumulated other comprehensive earnings (loss) into net periodic benefit cost for the periods presented. Refer to Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s cash flow hedging activity, including realized gains and losses reclassified from Accumulated other comprehensive earnings (loss) into Net earnings for the periods presented. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s investments in marketable securities, including realized gains and losses reclassified from Accumulated other comprehensive earnings (loss) into Net earnings for the periods presented.

16.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the years ended December 31:

	2014	2013	2012
Numerator:
Net earnings	$79.1	$261.8	$107.6
Denominator:
Weighted average shares used to compute basic EPS	62.0	63.0	68.6
Effect of dilutive securities -
Employee stock plans	1.2	1.1	0.9
Weighted average shares used to compute diluted EPS	63.2	64.1	69.5

Basic net EPS	$1.28	$4.16	$1.57
Diluted net EPS	$1.25	$4.08	$1.55

Restricted stock units (“RSUs”), stock options, and dividend equivalent units totaling an additional 0.9 million, 2.4 million and 3.8 million shares of Class A Common Stock in 2014, 2013, and 2012, respectively, were outstanding but were not included in the computation of diluted net EPS because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of December 31, 2014, there were approximately 0.2 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

In addition to the 0.9 million antidilutive shares for the year ended December 31, 2014, mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2014 and 2013 were also excluded from the computation of diluted EPS. According to FASB guidance on EPS, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.1 million to 0.4 million shares depending on the level of achievement. Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information regarding restricted stock awards with a performance condition.

The Company executed four accelerated share repurchase agreements with financial institution counterparties in 2014, resulting in a total of 1.9 million shares repurchased at a cost of $80 million during the year. The ASRs had a favorable impact to basic and diluted EPS in 2014.

In addition to the 2.4 million antidilutive shares for the year ended December 31, 2013 mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2013 were also excluded from the computation of diluted EPS.

The Company executed four accelerated share repurchase agreements with financial institution counterparties in 2013, resulting in a total of 2.7 million shares repurchased at a cost of $82 million during the year. The ASRs had a favorable impact to basic and diluted EPS in 2013.

The Company executed four accelerated share repurchase agreements with financial institution counterparties in 2012, resulting in a total of 8.1 million shares repurchased at a cost of $190 million over the third and fourth quarter. The ASRs had a favorable impact to basic and diluted EPS in 2012.

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

Obligations and funded status at December 31:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit obligation at beginning of year	$806.6	$883.2	$30.9	$37.9
Service cost	4.4	4.8	0.6	0.7
Interest cost	35.1	32.3	1.1	1.1
Contributions by plan participants	3.3	2.7	3.1	3.7
Actuarial loss (gain)	105.8	(63.3)	(2.4)	(2.4)
Benefits paid	(52.6)	(57.0)	(7.1)	(7.4)
Foreign currency exchange rate changes	(17.8)	4.1	–	–
Plan amendments and adjustments	–	(0.2)	–	(2.7)
Benefit obligation at end of year	884.8	806.6	26.2	30.9
Change in Plan Assets:
Fair value of plan assets at beginning of year	692.1	660.6	–	–
Actual return on plan assets	65.6	60.3	–	–
Contributions by the employer	25.2	21.1	4.0	3.7
Benefits paid	(52.6)	(57.0)	(7.1)	(7.4)
Foreign currency exchange rate changes	(13.5)	3.9	–	–
Plan adjustments	–	0.5	–	–
Contributions by plan participants	3.3	2.7	3.1	3.7
Fair value of plan assets at end of year	720.1	692.1	–	–
Unfunded status at end of year	$(164.7)	$(114.5)	$(26.2)	$(30.9)

The actuarial loss above for the year ended December 31, 2014 was primarily due to changes in discount rate assumptions. Also increasing the loss was a change in mortality assumptions to reflect a new set of mortality tables finalized by the Society of Actuaries on October 24, 2014, which included longer life expectancies than projected by past tables.

Amounts recognized in the Consolidated Statements of Financial Position:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Noncurrent assets	$4.2	$8.3	$–	$–
Current liabilities	(1.4)	(1.4)	(3.3)	(3.7)
Noncurrent liabilities	(167.5)	(121.4)	(22.9)	(27.2)
Net amount recognized	$(164.7)	$(114.5)	$(26.2)	$(30.9)

Amounts recognized in Accumulated Other Comprehensive Income and Deferred Tax Accounts:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Prior service credit (cost)	$0.4	$0.5	$1.3	$2.0

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $870.0 million and $798.5 million at December 31, 2014 and 2013, respectively.

Pension plans with a benefit obligation in excess of plan assets at December 31:

	2014		2013
	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligation in excess of plan assets	$880.7	$711.8	$767.8	$645.0
Plans with accumulated benefit obligation in excess of plan assets	867.2	711.8	760.8	645.0

Components of net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Net Periodic Benefit Cost:
Service cost	$4.4	$4.8	$3.6	$0.6	$0.7	$0.8
Interest cost	35.1	32.3	34.0	1.1	1.1	1.4
Expected return on plan assets	(44.6)	(43.0)	(42.1)	–	–	–
Amortization of prior service cost (credit)	–	–	–	(0.7)	(0.8)	(0.2)
Immediate recognition of net loss (gain)	82.9	(80.6)	23.4	(2.4)	(2.4)	(1.6)
Settlement, curtailment or termination benefit loss	–	–	6.7	–	–	0.7
Net periodic benefit cost	$77.8	$(86.5)	$25.6	$(1.4)	$(1.4)	$1.1

The Settlement, curtailment or termination benefit losses totaling $7.4 million in 2012 are the net result of restructuring losses in the U.S. of $7.9 million and a curtailment gain in France of $0.5 million.

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (“AOCI”) (pre-tax) for the years ended December 31:

	2014			2013			2012
	Pension Benefits	Other Postretirement Benefits	Total	Pension Benefits	Other Postretirement Benefits	Total	Pension Benefits	Other Postretirement Benefits	Total
New prior service (credit) cost	$–	$–	$–	$(0.7)	$(2.7)	$(3.4)	$–	$0.1	$0.1
Amortization or curtailment recognition of prior service credit (cost)	–	0.7	0.7	–	0.8	0.8	–	0.2	0.2
Total amount recognized in AOCI for the period	–	0.7	0.7	(0.7)	(1.9)	(2.6)	–	0.3	0.3
Net periodic benefit cost	77.8	(1.4)	76.4	(86.5)	(1.4)	(87.9)	25.6	1.1	26.7
Total amount recognized in net periodic benefit cost and AOCI for the period	$77.8	$(0.7)	$77.1	$(87.2)	$(3.3)	$(90.5)	$25.6	$1.4	$27.0

The estimated prior service credit for the other defined benefit postretirement plan that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $0.7 million.

Assumptions:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	3.7%	4.6%	3.3%	3.9%
Rate of compensation increase	3.5%	3.0%	–	–

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	4.6%	3.9%	4.5%	3.9%	3.5%	4.0%
Expected long-term return on plan assets	6.7%	6.9%	7.2%	–	–	–
Rate of compensation increase	3.0%	3.1%	2.6%	–	4.0%	4.0%

Plan assets:

Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, corporate debt, annuity contracts and other securities. The U.S. defined benefit plan comprises a significant portion of the assets and liabilities relating to the defined benefit plans. The investment goal of the U.S. defined benefit plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. Asset allocation percentages are targeted to be 36% equity and 64% fixed income investments by December 31, 2015. The U.S. pension plan employs professional investment managers to invest in U.S. equity, global equity, international developed equity, emerging market equity, U.S. fixed income, high yield bonds and emerging market debt. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The plan currently uses a combination of both active management and passive index funds to achieve its investment goals.

The Company uses third parties to report the fair values of its plan assets. The Company tested the fair value of the portfolio and default level assumptions provided by the third parties as of December 31, 2014 and December 31, 2013 using the following procedures:

  assessment of trading activity and other market data,

  assessment of variability in pricing by comparison to independent source(s) of pricing, and back-testing of transactions to determine historical accuracy of net asset value per share/unit as an exit price.

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

The following table sets forth by level, within the fair value hierarchy, plan assets measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commingled trust funds:
Fixed income	$–	$251.1	$–	$251.1	$–	$210.1	$–	$210.1
International equity large-cap	–	82.3	–	82.3	–	92.9	–	92.9
International equity small-cap	–	17.3	–	17.3	–	20.8	–	20.8
Emerging market equity	–	21.7	–	21.7	–	24.5	–	24.5
Emerging market debt	–	25.7	–	25.7	–	26.6	–	26.6
Global equity	–	36.0	–	36.0	–	39.2	–	39.2
U.S. equity	–	83.0	–	83.0	–	89.8	–	89.8
Real estate	–	5.1	–	5.1	–	4.8	–	4.8
Fixed income:
Government and agency debt securities	–	33.4	–	33.4	–	33.0	–	33.0
Corporate debt securities	–	144.1	1.2	145.3	–	133.0	1.6	134.6
Asset-backed and mortgage-backed securities	–	9.7	3.1	12.8	–	11.1	2.5	13.6
U.S. equity securities:
Cash equivalent	–	4.4	–	4.4	–	2.3	–	2.3
Subtotal	–	713.8	4.3	718.1	–	688.1	4.1	692.2
Cash	–	–	–	2.0	–	–	–	2.2
Employer and benefits payable	–	–	–	–	–	–	–	(2.3)
Total assets at fair value	$–	$713.8	$4.3	$720.1	$–	$688.1	$4.1	$692.1

The following table sets forth a summary of changes in the fair value of Level 3 assets at December 31:

	2014			2013
	Total	Fixed Income - Corporate debt securities	Fixed Income - Asset-backed and mortgage-backed securities	Total	Fixed Income - Corporate debt securities	Fixed Income - Asset-backed and mortgage-backed securities
Fair value at beginning of year	$4.1	$1.6	$2.5	$2.0	$2.0	$–
Actual return on plan assets - assets held at reporting date	0.1	0.1	–	–	–	–
Actual return on plan assets - assets sold during period	–	–	–	(0.1)	–	(0.1)
Purchases, sales and settlements, net	0.1	(0.5)	0.6	2.6	–	2.6
Transfers in/(transfers out), net	–	–	–	(0.4)	(0.4)	–
Fair value at end of year	$4.3	$1.2	$3.1	$4.1	$1.6	$2.5

Defined Contribution Plans

Lexmark also sponsors defined contribution plans for employees in certain countries. Company contributions are generally based upon a percentage of employees’ contributions. The Company’s expense under these plans was $28.8 million, $28.3 million and $26.0 million in 2014, 2013 and 2012, respectively.

Additional Information

Other postretirement benefits:

No health care cost trend rates were assumed for the 2014 postretirement plan liabilities.  This was based on the actual spend rate experience of retirees and preset caps having been met for the net employer cost of postretirement medical benefits.

Related to Lexmark’s acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $11.9 million) of future postretirement benefits for all the Company’s U.S. employees based on prorated years of service with IBM and the Company.

Cash flows:

In 2015, the Company is currently expecting to contribute approximately $15 million to its pension and other postretirement plans.

Lexmark estimates that the future benefits payable for the pension and other postretirement plans are as follows:

	Pension Benefits	Other Postretirement Benefits
2015	$49.2	$3.3
2016	48.9	3.1
2017	48.3	3.0
2018	48.2	2.9
2019	48.4	2.7
2020-2024	243.6	10.5

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

Cash Flow Hedges

Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. From time to time, Lexmark enters into foreign exchange options generally expiring within twelve months as hedges of anticipated sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

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

Accounting for Derivatives and Hedging Activities

All derivatives are recognized in the Consolidated Statements of Financial Position at their fair value. Fair values for Lexmark’s derivative financial instruments are based on pricing models or formulas using current market data, or where applicable, quoted market prices. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge or a cash flow hedge, based upon the nature of the underlying hedged item. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in Cost of revenue or Other expense (income), net on the Consolidated Statements of Earnings. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash flow hedge of a forecasted sale is recorded in Accumulated other comprehensive loss on the Consolidated Statements of Financial Position, until the underlying transactions occur, at which time the loss or gain on the derivative is recorded in current period earnings in Revenue on the Consolidated Statements of Earnings. Derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged.

Lexmark formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions, as appropriate. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

Lexmark discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item, (2) the derivative expires or is sold, terminated or exercised, or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the Consolidated Statements of Financial Position at its fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the Consolidated Statements of Financial Position at its fair value, and gains and losses that were recorded in Accumulated other comprehensive loss are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the Consolidated Statements of Financial Position, with changes in its fair value recognized in current period earnings.

Fair Value Hedges

Net outstanding notional amount as of December 31, 2014 and 2013 of derivative activity for the Company’s forward exchange contracts is as follows. This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below:

Long (Short) Positions by Currency (in USD)	December 31, 2014
EUR/USD	$133.4
GBP/USD	66.0
EUR/GBP	(34.4)
Other, net	(17.9)
Total	$147.1

Long (Short) Positions by Currency (in USD)	December 31, 2013
CAD/USD	$18.5
MXN/USD	17.1
CNY/USD	(15.2)
Other, net	0.6
Total	$21.0

As of December 31, 2014 and 2013, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Statements of Financial Position for its fair value hedges:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	2014	2013	2014	2013
Gross asset position	$–	$0.6	$0.6	$0.2
Gross (liability) position	–	(0.5)	(3.9)	(0.4)
Net asset (liability) position (1)	–	0.1	(3.3)	(0.2)
Gross amounts not offset (2)	–	–	–	–
Net amounts	$–	$0.1	$(3.3)	$(0.2)

(1) Amounts presented in the Consolidated Statements of Financial Position

(2) Amounts not offset in the Consolidated Statements of Financial Position

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as fair value hedging instruments and related hedged items recorded on the Consolidated Statements of Earnings:

	Recorded in Cost of revenue*			Recorded in Other expense (income), net
Fair Value Hedging Relationships	2014	2013	2012	2014	2013	2012
Foreign Exchange Contracts	$6.5	$(2.8)	$2.0	$0.3	$1.7	$(3.6)
Underlying	(3.6)	15.2	3.6	(0.5)	(1.3)	1.5
Total	$2.9	$12.4	$5.6	$(0.2)	$0.4	$(2.1)

* Gains and losses recorded in Cost of revenue are included in Product on the Consolidated Statements of Earnings

Cash Flow Hedges

The Company’s cash flow hedging contracts are not subject to master netting agreements or other terms under U.S. GAAP that allow net presentation in the Consolidated Statements of Financial Position. The total notional amounts as of December 31, 2014 of the Company’s foreign exchange options designated as cash flow hedges of anticipated Euro and British pound denominated sales were $683.3 million and $56.0 million, respectively. As of December 31, 2014, the Company had the following gross derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Statements of Financial Position for its cash flow hedges:

Foreign Exchange Contracts	2014
Gross asset position	$28.3
Gross (liability) position	(8.6)

The Company had the following gains and (losses) related to derivative instruments qualifying and designated as cash flow hedging instruments and related hedged items recorded on the Consolidated Statements of Comprehensive Earnings:

		Location of gain	Pre-tax amount of
	Amount of after-tax	(loss) reclassified	gain (loss)
	gain (loss) recognized	from Accumulated	reclassified from
	in Other	other comprehensive	Accumulated other
	Comprehensive	loss into Net	comprehensive loss
	(loss) earnings	earnings	into Net earnings
Cash Flow Hedging	(effective portion)	(effective portion)	(effective portion)
Relationships	2014		2014
Foreign Exchange
Contracts	$15.9	Revenue	$–

During the fourth quarter of 2014, Lexmark entered into foreign exchange option contracts as hedges of anticipated foreign currency denominated sales. The settlement of these contracts and subsequent recognition in the Company’s Consolidated Statements of Earnings will begin in the first quarter of 2015 and continue throughout the year as the underlying hedged transactions occur. As of December 31, 2014, deferred net gains on derivative instruments recorded in Accumulated other comprehensive loss were $17.6 million pre-tax, all of which, if realized, will be reclassified into earnings during the next 12 months. No gains or losses were reclassified into earnings for cash flow hedges for the years ended December 31, 2014, 2013 or 2012. Ineffective portions of hedges are immediately recognized in current period earnings. There were no material gains or losses related to the ineffective portion of hedges recognized in 2014, 2013 or 2012.

Additional information regarding derivatives can be referenced in Note 3 of the Notes to Consolidated Financial Statements.

Concentrations of Risk

Lexmark’s main concentrations of credit risk consist primarily of cash equivalent investments, marketable securities and trade receivables. Cash equivalents and marketable securities investments are made in a variety of high quality securities with prudent diversification requirements. The Company seeks diversification among its cash investments by limiting the amount of cash investments that can be made with any one obligor. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. Collateral such as letters of credit and bank guarantees is required in certain circumstances. In addition, the Company uses credit insurance for specific obligors to limit the impact of nonperformance. Lexmark sells a large portion of its products through third-party distributors and resellers and original equipment manufacturer (“OEM”) customers. If the financial condition or operations of these distributors, resellers and OEM customers were to deteriorate substantially, the Company’s operating results could be adversely affected. The three largest distributor, reseller and OEM customers collectively represented $108 million or approximately 19% of the dollar amount of outstanding invoices at December 31, 2014 and $107 million or approximately 18% of the dollar amount of outstanding invoices at December 31, 2013. One OEM customer accounted for $42 million or approximately 7% of the dollar amount of outstanding invoices at December 31, 2014 and $48 million or approximately 8% of the dollar amount of outstanding invoices at December 31, 2013. Lexmark performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits.

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

19.           COMMITMENTS AND CONTINGENCIES

Commitments

Lexmark is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income) was $41.9 million, $41.7 million and $39.2 million in 2014, 2013 and 2012, respectively. Future minimum rentals under terms of non-cancelable operating leases (net of sublease rental income commitments) as of December 31, 2014, were as follows:

	2015	2016	2017	2018	2019	Thereafter
Minimum lease payments (net of sublease rental income)	$34.8	$26.3	$20.5	$14.2	$10.0	$15.4

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

Copyright Fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of December 31, 2014, the Company has accrued approximately $56.3 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of December 31, 2014, approximately $51.1 million of the $56.3 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers sold in Germany.

The VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company (“HP”) in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers. The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by a decision of the court of final appeal in the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05). VG Wort filed an appeal with the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the ruling that single function printers are not subject to levies. On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Communities (“CJEU”) and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and submitted several questions regarding the interpretation of Directive 2001/29/EC on the harmonization of certain aspects of copyright and related rights in the information society to the CJEU for a decision. The CJEU issued its opinion on June 27, 2013 and the matter has been remitted back to the German Federal Supreme Court for further proceedings. On July 3, 2014, the German Federal Supreme Court announced its judgment finding that single function printers are covered under the pre-2008 German copyright levy laws and remanded the matter back to the lower courts to assess the amount of any such copyright levy.

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

Perceptive Software offers a complete suite of ECM, BPM, DOM, intelligent data capture and search software as well as associated industry specific solutions. On February 29, March 13, and March 16, 2012, the Company acquired Brainware, Nolij and ISYS, respectively, which all joined the Company’s Perceptive Software segment. These acquisitions further strengthen the Company’s products, content/business process management solutions and managed print services. On December 28, 2012, the Company expanded its presence within the healthcare sector with the acquisition of Acuo which also joined the Perceptive Software segment. On March 1, 2013, the Company acquired AccessVia and Twistage as well as Saperion on September 16, 2013, further expanding and strengthening the solutions available in the Perceptive Software segment. On October 3, 2013, the Company acquired all of the issued and outstanding shares of PACSGEAR which is also reported in the Perceptive Software segment starting in the fourth quarter of 2013. On August 19, 2014, the Company acquired ReadSoft, growing software offerings with additional document process automation capabilities and expanding its footprint in Europe in the Perceptive Software segment. On October 14, 2014, the Company acquired GNAX Health, a provider of image exchange software technology for exchanging medical content between medical facilities. In January of 2015, subsequent to the date of the financial statements, Lexmark announced the acquisition of Claron, a leading provider of medical image viewing, distribution, sharing and collaboration software technology.

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

The following table includes information about the Company’s reportable segments:

	2014	2013	2012
Revenue:
ISS	$3,414.8	$3,444.0	$3,641.6
Perceptive Software	295.7	223.6	156.0
Total revenue	$3,710.5	$3,667.6	$3,797.6

Operating income (loss):
ISS	$645.4	$770.3	$601.0
Perceptive Software	(88.5)	(79.5)	(72.1)
All other	(407.7)	(281.6)	(337.4)
Total operating income (loss)	$149.2	$409.2	$191.5

Operating income (loss) noted above for the year ended December 31, 2014 includes restructuring charges of $15.0 million in ISS, $3.5 million in All other, and $11.0 million in Perceptive Software. Operating income (loss) related to Perceptive Software for the year ended December 31, 2014 includes $72.8 million of amortization expense related to intangible assets acquired by the Company. All other for the year ended December 31, 2014 includes a pension and other postretirement benefit plan asset and actuarial net loss of $80.5 million.

Operating income (loss) noted above for the year ended December 31, 2013 includes a Gain on sale of inkjet-related technology and assets of $103.1 million in ISS and $(29.6) million in All other. Operating income (loss) noted above for the year ended December 31, 2013 includes restructuring charges of $25.2 million in ISS, $4.7 million in Perceptive Software, and $7.9 million in All other. Operating income (loss) related to Perceptive Software for the year ended December 31, 2013 includes $56.4 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) related to All other for the year ended December 31, 2013 includes a pension and other postretirement benefit plan asset and actuarial net gain of $83.0 million.

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

During 2014, 2013 and 2012, no one customer accounted for more than 10% of the Company’s total revenues.

The following is revenue by geographic area for the year ended December 31:

	2014	2013	2012
Revenue:
United States	$1,607.2	$1,576.8	$1,695.5
EMEA (Europe, the Middle East & Africa)	1,368.8	1,353.5	1,320.3
Other International	734.5	737.3	781.8
Total revenue	$3,710.5	$3,667.6	$3,797.6

Sales are attributed to geographic areas based on the location of customers. Other International revenue includes exports from the U.S. and Europe. In 2014, revenue of $375.8 million is attributed to external customers in Germany, up from $343.7 million in 2013 and $302.7 million in 2012.

The following is long-lived asset information by geographic area as of December 31:

	2014	2013
Long-lived assets:
United States	$476.7	$466.2
EMEA (Europe, the Middle East & Africa)	89.4	101.5
Other International	220.0	244.7
Total long-lived assets	$786.1	$812.4

Long-lived assets above include net property, plant and equipment and exclude goodwill and net intangible assets.

The following is revenue by product category for the year ended December 31:

	2014	2013	2012
Revenue:
Hardware (1)	$782.1	$762.8	$826.5
Supplies (2)	2,445.9	2,484.4	2,640.1
Software and Other (3)	482.5	420.4	331.0
Total revenue	$3,710.5	$3,667.6	$3,797.6

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

On January 2, 2015, the Company acquired substantially all of the assets of Claron in a cash transaction. Refer to Note 4, Business Combinations and Divestitures, of the Notes to Consolidated Financial Statements regarding details of the Company’s acquisition of Claron subsequent to the date of the financial statements.

On February 19, 2015, the Company’s Board of Directors approved a quarterly dividend of $0.36 per share of Class A Common Stock. The dividend is payable March 13, 2015 to stockholders of record on March 2, 2015.

Subsequent to the date of the financial statements, the Company entered into and settled an ASR Agreement with a financial institution counterparty, resulting in a total of approximately 0.7 million shares repurchased at a cost of $30 million. Upon delivery of these shares, the number of shares held in treasury increased from approximately 35.7 million shares to approximately 36.4 million shares. The payment of $30 million by the Company to the financial institution counterparty for the repurchase of shares was funded from available U.S. cash equivalents and current marketable securities.

22.            QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014:
Revenue	$877.7	$891.8	$918.1	$1,022.9
Gross profit (1)	341.6	351.2	357.3	359.7
Operating income (loss) (1)	53.9	62.4	54.5	(21.6)
Net earnings (loss) (1)	29.3	37.5	37.9	(25.6)
Basic EPS* (1)	$0.47	$0.60	$0.61	$(0.42)
Diluted EPS* (1)	0.46	0.59	0.60	(0.42)
Dividend declared per share	0.30	0.36	0.36	0.36
Stock prices:
High	$46.29	$48.16	$51.17	$43.40
Low	34.40	41.52	42.43	37.99

2013:
Revenue	$884.3	$886.7	$890.5	$1,006.1
Gross profit (2)	336.4	341.9	347.9	417.8
Operating income (2)	62.3	135.6	60.6	150.8
Net earnings (2)	40.0	94.1	33.7	94.0
Basic EPS* (2)	$0.63	$1.49	$0.54	$1.51
Diluted EPS* (2)	0.62	1.47	0.53	1.48
Dividend declared per share	0.30	0.30	0.30	0.30
Stock prices:
High	$28.32	$32.19	$41.11	$38.02
Low	21.79	25.45	31.79	33.31

      The Company acquired AccessVia and Twistage in March of 2013, Saperion in September of 2013, PACSGEAR in October of 2013, ReadSoft in August of 2014 and GNAX Health in October of 2014. The consolidated financial results include the results of these acquisitions subsequent to the date of acquisition. Refer to Note 20 of the Notes to Consolidated Financial Statements for financial information regarding the Perceptive Software segment, which includes the activities of all acquired businesses.

      The sum of the quarterly data may not equal annual amounts due to rounding.

*    The sum of the quarterly earnings (loss) per share amounts does not necessarily equal the annual earnings (loss) per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

(1) Net earnings for the first quarter of 2014 included $11.9 million of pre-tax restructuring charges and project costs in connection with the Company’s restructuring plans and $22.0 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

Net earnings for the second quarter of 2014 included $11.8 million of pre-tax restructuring charges and project costs in connection with the Company’s restructuring plans, $23.5 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions, and a pension and other postretirement benefit plan net gain of $2.9 million.

Net earnings for the third quarter of 2014 included $11.7 million of pre-tax restructuring charges and project costs in connection with the Company’s restructuring plans and $27.4 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

Net loss for the fourth quarter of 2014 included $10.4 million of pre-tax restructuring charges and project costs in connection with the Company’s restructuring plans, $29.0 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions, and a pension and other postretirement benefit plan net loss of $83.4 million.

(2) Net earnings for the first quarter of 2013 included $9.1 million of pre-tax restructuring charges and project costs in connection with the Company’s restructuring plans and $15.7 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

Net earnings for the second quarter of 2013 included a $73.5 million pretax Gain on sale of inkjet-related technology and assets, $13.3 million of pre-tax restructuring charges and project costs in connection with the Company’s restructuring plans and $16.2 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

Net earnings for the third quarter of 2013 included $17.7 million of pre-tax restructuring charges and project costs in connection with the Company’s restructuring plans and $19.1 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

Net earnings for the fourth quarter of 2013 included $14.4 million of pre-tax restructuring charges and project costs in connection with the Company’s restructuring plans, $23.5 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions, and a pension and other postretirement benefit plan net gain of $83.0 million.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lexmark International, Inc.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of earnings, of comprehensive earnings, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Lexmark International, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated  financial statements.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the monitoring and oversight of controls over the completeness, existence, accuracy and presentation and disclosure of the Company’s accounting for income taxes, including the income tax provision and related tax assets and liabilities existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded ReadSoft AB and its subsidiaries ("ReadSoft") from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a business acquisition during 2014. We have also excluded ReadSoft from our audit of internal control over financial reporting. ReadSoft is a 97.8%-owned subsidiary whose total assets and total revenue represent 2.2% and 1.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/PricewaterhouseCoopers LLP

Lexington, Kentucky

March 2, 2015

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chairman and Chief Executive Officer (“CEO”) and Vice President and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2014.  Based on their evaluation, the CEO and CFO concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2014. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting for income taxes,  prior to filing this Annual Report on Form 10-K..

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2014, we did not maintain effective monitoring and oversight of controls over the completeness, existence, accuracy and presentation and disclosure of our accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, there were errors in the reconciliation of account balances as they were not performed timely and at a level of precision to identify errors, errors in the calculation of certain deferred tax balances and incorrect balance sheet classification and disclosure of certain balances in the notes to the financial statements. These errors resulted in adjustments to our consolidated financial statements as of and for the year ended December 31, 2014.

The errors arising from the underlying deficiency are not material to the financial statements reported in any interim or annual period and therefore, did not result in a revision to previously filed financial statements. However, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

The Company’s management has excluded ReadSoft AB and its subsidiaries ("ReadSoft") from our assessment of internal control over financial reporting as of December 31, 2014, because it was acquired by us in a business acquisition during 2014. ReadSoft is a 97.8% owned subsidiary whose total assets were 2.2% and total revenues were 1.1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of the Material Weakness

The Company is evaluating the material weakness and developing a plan of remediation to strengthen our overall internal control over accounting for income taxes.  The remediation plan will include the following actions:

  Implement additional monitoring controls through revising and formalizing the income tax review processes,
  Enhance the formality and rigor of review and reconciliation procedures,
  Hire additional resources with specific tax accounting expertise, and
  Upgrade the tax provision software to enhance the use of systematic processes

The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls.  The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s  internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  These inherent limitations include the following:

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

Item  9B.           OTHER INFORMATION

None

Part III

Item 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except with respect to information regarding the executive officers of the Registrant and the Company’s code of ethics, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The required information is included in the definitive Proxy Statement under the headings “Election of Directors” and “Report of the Finance and Audit Committee.” The information with respect to the executive officers of the Registrant is included under the heading “Executive Officers of the Registrant” in Item 1 above. The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial and accounting officer) and employees, known as the Code of Business Conduct. The Code of Business Conduct, as well as the Company’s Corporate Governance Principles and the charters of each of the committees of the Board of Directors, is available on the Corporate Governance section of the Company’s Investor Relations website at http://investor.lexmark.com. The Company also intends to disclose on the Corporate Governance section of its Investor Relations website any amendments to the Code of Business Conduct and any waivers from the provisions of the Code of Business Conduct that apply to the principal executive officer and principal financial and accounting officer, and that relate to any elements of the code of ethics enumerated by the applicable regulation of the Securities and Exchange Commission (Item 406(b) of Regulation S-K). Anyone may request a free copy of the Corporate Governance Principles, the charters of each of the committees of the Board of Directors or the Code of Business Conduct from:

Lexmark International, Inc.

Attention: Investor Relations

One Lexmark Centre Drive

740 West New Circle Road

Lexington, Kentucky 40550

(859) 232-5568

The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed Company certify annually to the NYSE that he or she is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of such certification. The Company submitted the certification of its Chairman and Chief Executive Officer, Paul A. Rooke, for 2014 with its Annual Written Affirmation to the NYSE on May 7, 2014.

The Securities and Exchange Commission requires that the principal executive officer and principal financial officer of the Company make certain certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and file the certifications as exhibits with each Annual Report on Form 10-K. In connection with this Annual Report on Form 10-K filed with respect to the year ended December 31, 2014, these certifications were made by Paul A. Rooke, Chairman and Chief Executive Officer, and David Reeder, Vice President and Chief Financial Officer, of the Company and are included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 11.           EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Compensation Discussion & Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Security Ownership by Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Composition of Board and Committees,” “Related Person Transactions,” “Executive Compensation” and “Director Compensation.”

Item 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the heading “Ratification of the Appointment of Independent Auditors.”

Part IV

Item 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   (1) Financial Statements:

Financial statements filed as part of this Form 10-K are included under Part II, Item 8.

        (2) Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm included in Part II, Item 8	123
For the years ended December 31, 2012, 2013 and 2014:
Schedule II - Valuation and Qualifying Accounts	129

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

       (3) Exhibits

Exhibits for the Company are listed in the Index to Exhibits beginning on page 131.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2012, 2013 and 2014

(In Millions)

(A)	(B)	(C)		(D)	(E)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

2012:
Allowance for doubtful accounts	$9.3	$(0.5)	$–	$(1.4)	$7.4
Deferred tax asset valuation allowances	4.8	–	–	–	4.8

2013:
Allowance for doubtful accounts	$7.4	$0.2	$–	$(2.1)	$5.5
Deferred tax asset valuation allowances	4.8	(1.9)	–	–	2.9

2014:
Allowance for doubtful accounts	$5.5	$–	$–	$(0.5)	$5.0
Deferred tax asset valuation allowances	2.9	–	3.4	(2.0)	4.3

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on March 2, 2015.

LEXMARK INTERNATIONAL, INC.

/s/ Paul A. Rooke
Name: Paul A. Rooke
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Rooke Paul A. Rooke	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2015

/s/ David Reeder David Reeder	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015

* Jared L. Cohon	Director	March 2, 2015

* J. Edward Coleman	Director	March 2, 2015

* W. Roy Dunbar	Director	March 2, 2015

* William R. Fields	Director	March 2, 2015

* Ralph E. Gomory	Director	March 2, 2015

* Stephen R. Hardis	Director	March 2, 2015

* Sandra L. Helton	Director	March 2, 2015

* Robert Holland, Jr.	Director	March 2, 2015

* Michael J. Maples	Director	March 2, 2015

* Jean-Paul L. Montupet	Director	March 2, 2015

* Kathi P. Seifert	Director	March 2, 2015

/s/ *David Reeder, Attorney-in-Fact *David Reeder, Attorney-in-Fact

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit			Period		Filing	Filed
Number	Exhibit Description	Form	Ending	Exhibit	Date	Herewith
2	Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the “Company”) and Lexmark International Group, Inc.	10-Q	3/31/00	2	5/10/00

3.1	Restated Certificate of Incorporation of the Company.	8-K		3.1	4/26/13

3.2	Company By-Laws, as Amended and Restated April 25, 2013.	8-K		3.2	4/26/13

4.1	Form of Indenture, dated as of May 22, 2008, by and between the Company and The Bank of New York Trust Company, N.A., as Trustee.	8-K		4.1	5/22/08

4.2	Form of First Supplemental Indenture, dated as of May 22, 2008, by and between the Company and The Bank of New York Trust Company, N.A., as Trustee.	8-K		4.2	5/22/08

4.3	Form of Global Note of the Company’s 6.650% Senior Notes due 2018.	8-K		4.2	5/22/08

4.4	Form of Indenture, dated as of March 4, 2013, between the Company and Wilmington Trust, National Association, as Trustee.	8-K		4.1	3/4/13

4.5	Form of First Supplemental Indenture, dated as of March 4, 2013, by and among the Company, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Administrator.	8-K		4.2	3/4/13

4.6	Form of Global Note of the Company’s 5.125% Senior Notes due 2020.	8-K		4.3	3/4/13

4.7	Specimen of Class A Common Stock Certificate.	10-K	12/31/10	3.1	2/28/11

10.1	Agreement, dated as of May 31, 1990, between the Company and Canon Inc., and Amendment thereto.*	S-1/A		10.4	11/13/95

10.2	Agreement, dated as of March 26, 1991, between the Company and Hewlett-Packard Company.*	S-1/A		10.5	11/13/95

10.3	Patent Cross-License Agreement, effective October 1, 1996, between the Company and Hewlett-Packard Company.*	10-Q/A	9/30/96	10	11/6/96

10.4	Amended and Restated Lease Agreement, dated as of January 1, 1991, between the Company and IBM, and First Amendment, dated as of March 1, 1991, thereto.	S-1		10.6	9/22/95

10.5	Third Amendment to Lease Agreement, dated as of December 28, 2000, between the Company and IBM.	10-K	12/31/01	10.5	3/19/02

10.6	Credit Agreement, dated as of January 18, 2012, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents.	8-K		10.1	1/23/12

10.7	First Amendment to Credit Agreement, dated as of February 5, 2014, by and among the Company, as Borrower, Perceptive Software, LLC, as Subsidiary Guarantor, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K		10.1	2/6/14

10.8	Second Amended and Restated Receivables Purchase Agreement, dated as of October 10, 2013, by and among Lexmark Receivables Corporation, as Seller; Gotham Funding Corporation, as an Investor; Fifth Third Bank, as an Investor Agent and a Bank; The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Program Agent, an Investor Agent and a Bank; the Company, as Collection Agent and Originator; and Perceptive Software, LLC, as an Originator.	10-Q	9/30/13	10.1	11/7/13

10.9	Amended and Restated Purchase and Contribution Agreement, dated as of October 10, 2013, by and between the Company and Perceptive Software, LLC, as Sellers; and Lexmark Receivables Corporation, as Purchaser.	10-Q	9/30/13	10.2	11/7/13

10.10	Omnibus Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement and Amended and Restated Purchase and Contribution Agreement, dated as of October 9, 2014.	8-K		10.1	10/15/14

10.11	Master Inkjet Sale Agreement by and among the Company, Lexmark International Technology, S.A., and Funai Electric Company, Ltd., dated April 1, 2013.	10-Q	3/31/13	10.1	5/9/13

10.12	Company Stock Incentive Plan, as Amended and Restated, effective April 23, 2009.+	DEF14A		A	3/6/09

10.13	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s Stock Incentive Plan.+	10-Q	9/30/10	10.2	11/3/10

10.14	Form of Performance-Based Non-Qualified Stock Option Agreement pursuant to the Company’s Stock Incentive Plan.+	10-Q	6/30/09	10.1	8/3/09

10.15	Form of Time-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan for Awards made prior to 2013.+	10-K	12/31/08	10.24	2/27/09

10.16	Form of Time-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan for Awards made in 2013.+	8-K		10.1	2/26/13

10.17	Form of 2012-2014 Performance-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.1	2/28/12

10.18	Form of 2013 Performance-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.3	3/14/13

10.19	Form of 2013-2015 Performance-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.2	3/14/13

10.20	Form of 2012-2014 Long-Term Incentive Plan Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.2	2/28/12

10.21	Form of 2013-2015 Long-Term Incentive Plan Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.1	3/14/13

10.22	Company 2013 Equity Compensation Plan, effective April 25, 2013.+	8-K		10.1	4/26/13

10.23	Form of Time-Based Restricted Stock Unit Award Agreement pursuant to the Company’s 2013 Equity Compensation Plan.+	8-K		10.1	2/25/14

10.24	Form of 3-Year Performance-Based Restricted Stock Unit Award Agreement Company’s 2013 Equity Compensation Plan.+	8-K		10.2	2/25/14

10.25	Form of 1-Year Performance-Based Restricted Stock Unit Award Agreement Company’s 2013 Equity Compensation Plan.+	8-K		10.3	2/25/14

10.26	Form of 3-Year Long-Term Incentive Plan Award Agreement Company’s 2013 Equity Compensation Plan.+	8-K		10.4	2/25/14

10.27	Company Nonemployee Director Stock Plan, as Amended and Restated, effective April 30, 1998.+	10-Q	6/30/98	10.1	8/11/98

10.28	Amendment No. 1 to the Company’s Nonemployee Director Stock Plan, dated as of February 11, 1999.+	10-Q	3/31/99	10.2	5/12/99

10.29	Amendment No. 2 to the Company’s Nonemployee Director Stock Plan, dated as of April 29, 1999.+	10-Q	6/30/99	10.3	8/10/99

10.30	Amendment No. 3 to the Company’s Nonemployee Director Stock Plan, dated as of July 24, 2003.+	10-Q	6/30/03	10.1	8/13/03

10.31	Amendment No. 4 to the Company’s Nonemployee Director Stock Plan, dated as of April 22, 2004.+	10-Q	6/30/04	10.1	8/6/04

10.32	Amendment No. 5 to the Company’s Nonemployee Director Stock Plan, dated as of December 19, 2008.+	10-K	12/31/08	10.31	2/27/09

10.33	Form of Stock Option Agreement pursuant to the Company’s Nonemployee Director Stock Plan.+	10-Q	6/30/98	10.2	8/11/98

10.34	Company 2005 Nonemployee Director Stock Plan, as Amended and Restated, effective January 1, 2009.+	10-K	12/31/08	10.33	2/27/09

10.35	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-Q	9/30/06	10.3	11/7/06

10.36	Form of Initial Restricted Stock Unit Award Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-Q	9/30/06	10.4	11/7/06

10.37	Form of Annual Restricted Stock Unit Award Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-K	12/31/09	10.37	2/26/10

10.38	Company Senior Executive Incentive Compensation Plan, as Amended and Restated, effective January 1, 2009.+	10-K	12/31/08	10.39	2/27/09

10.39	Form of Executive Severance Agreement entered into as of November 1, 2014, by and between the Company and each of Paul A. Rooke, Gary D. Stromquist, Martin S. Canning, Robert J. Patton, and Scott T.R. Coons.+	8-K		10.1	11/6/14

10.40	Form of Change in Control Agreement entered into as of November 1, 2012, by and between the Company and each of Paul A. Rooke and Martin S. Canning.+	10-Q	9/30/12	10.3	11/7/12

10.41	Form of Change in Control Agreement entered into as of November 1, 2012, by and between the Company and each of Robert J. Patton and Gary D. Stromquist, and as of July 1, 2013, by and between the Company and Scott T.R. Coons.+	10-Q	9/30/12	10.4	11/7/12

10.42	Form of Indemnification Agreement for Executive Officers.+	10-Q	9/30/98	10.2	11/12/98

10.43	Form of Indemnification Agreement for Directors.+	8-K		10.1	7/22/10

10.44	Description of Compensation Payable to Nonemployee Directors.+					X

12.1	Computation of Ratio of Earnings to Fixed Charges.					X

21	Subsidiaries of the Company.					X

23	Consent of PricewaterhouseCoopers LLP.					X

24	Power of Attorney.					X

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Financial Position at December 31, 2014 and December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

X

_____________________

*	Confidential treatment previously granted by the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan, contract or arrangement.