Form 10-Q
period 2015-03-31
LEXMARK INTERNATIONAL INC /KY/
filed 2015-04-30
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The registrant had 61,297,855 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on April 24, 2015.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (Unaudited)
	Consolidated Condensed Statements of Earnings
	Three Months Ended March 31, 2015 and 2014	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three Months Ended March 31, 2015 and 2014	3
	Consolidated Condensed Statements of Financial Position
	As of March 31, 2015 and December 31, 2014	4
	Consolidated Condensed Statements of Cash Flows
	Three Months Ended March 31, 2015 and 2014	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44
Item 4.	CONTROLS AND PROCEDURES	45

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	46
Item 1A.	RISK FACTORS	46
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46
Item 6.	EXHIBITS	46

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

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31
	2015	2014

Revenue:
Product	$714.7	$763.6
Service	137.3	114.1
Total Revenue	852.0	877.7
Cost of revenue:
Product	428.4	445.6
Service	93.6	83.9
Restructuring-related costs	0.1	6.6
Total Cost of revenue	522.1	536.1
Gross profit	329.9	341.6

Research and development	77.7	79.0
Selling, general and administrative	210.2	207.1
Restructuring and related (reversals) charges	(0.2)	1.6
Operating expense	287.7	287.7
Operating income	42.2	53.9

Interest expense (income), net	7.7	7.9
Other expense (income), net	0.8	0.7
Earnings before income taxes	33.7	45.3

Provision for income taxes	14.0	16.0
Net earnings	$19.7	$29.3

Net earnings per share:
Basic	$0.32	$0.47
Diluted	$0.32	$0.46
Shares used in per share calculation:
Basic	61.3	62.1
Diluted	62.4	63.4
Cash dividends declared per common share	$0.36	$0.30

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31
	2015		2014
Net earnings		$19.7		$29.3
Other comprehensive earnings (loss):
Foreign currency translation adjustment	$(49.6)		$(0.1)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.1)		0.1
Net unrealized gain on marketable securities	0.8		0.3
Unrealized gain on cash flow hedges	51.7		–
Total other comprehensive earnings (loss)		2.8		0.3
Comprehensive earnings		$22.5		$29.6

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(In Millions, Except Par Value)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$369.1	$309.3
Marketable securities	428.0	624.6
Trade receivables, net of allowances of $19.7 in 2015 and $22.2 in 2014	394.6	421.6
Inventories	254.5	253.0
Prepaid expenses and other current assets	271.4	225.8
Total current assets	1,717.6	1,834.3

Property, plant and equipment, net	770.8	786.1
Goodwill	597.2	605.8
Intangibles, net	249.7	264.3
Other assets	130.1	142.6
Total assets	$3,465.4	$3,633.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$531.3	$532.8
Accrued liabilities	554.5	678.5
Total current liabilities	1,085.8	1,211.3

Long-term debt	699.7	699.7
Other liabilities	439.1	458.8
Total liabilities	2,224.6	2,369.8

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 61.3 and 61.3 outstanding in 2015 and 2014, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	–	–
Capital in excess of par	964.0	956.2
Retained earnings	1,401.0	1,404.1
Treasury stock, net; at cost; 36.4 and 35.7 shares in 2015 and 2014, respectively	(1,036.4)	(1,006.4)
Accumulated other comprehensive loss	(88.8)	(91.6)
Total stockholders' equity	1,240.8	1,263.3
Total liabilities and stockholders' equity	$3,465.4	$3,633.1

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31
	2015	2014
Cash flows from operating activities:
Net earnings	$19.7	$29.3
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation and amortization	65.6	66.4
Deferred taxes	9.1	6.0
Stock-based compensation expense	4.5	8.3
Pension and other postretirement income	(2.0)	(0.9)
Other	1.8	2.9
Change in assets and liabilities, net of acquisitions and divestiture:
Trade receivables	26.7	21.6
Inventories	(1.5)	(9.7)
Accounts payable	(2.5)	7.0
Accrued liabilities	(104.0)	(95.8)
Other assets and liabilities	(22.9)	(19.9)
Pension and other postretirement contributions	(5.0)	(5.2)
Net cash flows (used for) provided by operating activities	(10.5)	10.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(36.7)	(43.9)
Purchases of marketable securities	(241.4)	(210.1)
Proceeds from sales of marketable securities	416.4	143.5
Proceeds from maturities of marketable securities	22.2	60.5
Purchase of business, net of cash acquired	(30.3)	–
Other	(0.5)	–
Net cash flows provided by (used for) investing activities	129.7	(50.0)

Cash flows from financing activities:
Repayment of assumed debt	(1.3)	–
Purchase of shares from noncontrolling interest	(4.6)	–
Payment of cash dividend	(22.1)	(18.6)
Purchase of treasury stock	(30.0)	(21.0)
Proceeds from employee stock plans	–	2.1
Other	2.4	1.1
Net cash flows used for financing activities	(55.6)	(36.4)
Effect of exchange rate changes on cash	(3.8)	(2.1)
Net change in cash and cash equivalents	59.8	(78.5)
Cash and cash equivalents - beginning of period	309.3	273.2
Cash and cash equivalents - end of period	$369.1	$194.7

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In Millions, Except Per Share Amounts)

(Unaudited)

1.          BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. All adjustments included were of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Consolidated Condensed Statements of Financial Position data as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission (“SEC”) audited consolidated financial statements for the year ended December 31, 2014, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2014.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2015				December 31, 2014
		Based on				Based on
		Quoted				Quoted
		prices in	Other			prices in	Other
		active	observable	Unobservable		active	observable	Unobservable
		markets	inputs	Inputs		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Cash equivalents (1)
Money market funds	$210.9	$–	$210.9	$–	$185.3	$–	$185.3	$–
Government and agency debt securities	8.2	–	8.2	–	6.9	–	6.9	–
Total cash equivalents	219.1	–	219.1	–	192.2	–	192.2	–

Available-for-sale marketable securities
Government and agency debt securities	187.3	136.9	50.4	–	274.1	219.9	54.2	–
Corporate debt securities	197.9	4.5	193.4	–	291.0	5.6	285.4	–
Asset-backed and mortgage-backed securities	42.8	–	41.5	1.3	59.5	–	58.1	1.4
Total available-for-sale marketable securities	428.0	141.4	285.3	1.3	624.6	225.5	397.7	1.4

Foreign currency derivatives (2)	82.5	–	82.5	–	28.3	–	28.3	–

Total	$729.6	$141.4	$586.9	$1.3	$845.1	$225.5	$618.2	$1.4

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (2)	$7.0	$–	$7.0	$–	$11.8	$–	$11.8	$–
Total	$7.0	$–	$7.0	$–	$11.8	$–	$11.8	$–

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2015:

Available-for-Sale Marketable Securities

Three Months Ended March 31, 2015	Total Level 3	AB and MB
	securities	securities
Balance, beginning of period	$1.4	$1.4
Paydowns	(0.1)	(0.1)
Balance, end of period	$1.3	$1.3

AB = Asset-backed

MB = Mortgage-backed

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

2015

There were no transfers between levels of the fair value hierarchy during the first quarter of 2015 for securities held at the end of the first quarter of 2015 that are measured at fair value on a recurring basis.

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

A discussion of transfers into Level 3 for the first quarter of 2014 is presented above with the table containing additional Level 3 information.

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

Derivatives

The Company employs foreign currency and interest rate risk management strategies that periodically utilize derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates, volatility assumptions and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. The Company believes there is minimal risk of nonperformance. At March 31, 2015 and December 31, 2014, all of the Company’s forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 13 of the Notes to Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

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

	March 31, 2015			December 31, 2014
		Carrying	Unamortized		Carrying	Unamortized
	Fair value	value	discount	Fair value	value	discount
2018 senior notes	$332.9	$299.7	$0.3	$334.0	$299.7	$0.3
2020 senior notes	428.2	400.0	–	422.6	400.0	–
Total	$761.1	$699.7	$0.3	$756.6	$699.7	$0.3

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first three months of 2015 or 2014.

3.           BUSINESS COMBINATIONS

On March 24, 2015 the Company and Kofax Limited (“Kofax”) entered into an Agreement and Plan of Merger (“Merger Agreement”), whereby the Company will acquire the issued and outstanding shares of Kofax for $11 per share for total cash consideration of approximately $1 billion. The Company intends to fund the acquisition with its non-U.S. cash on hand and its existing credit facility programs.

The addition of Kofax will enhance the Company’s industry-leading enterprise content management (“ECM”) and business process management (“BPM”) offerings and strengthen the Company’s portfolio of capture solutions in the market, ranging from Web portals and mobile devices to smart multifunction products (“MFPs”).

The merger is subject to various closing conditions, including but not limited to (i) approval of the Merger Agreement by at least 75% of the Kofax shareholders who vote at or are otherwise represented by proxy at the Kofax special meeting of shareholders scheduled to be held on May 18, 2015, (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) foreign antitrust clearance, (iv) the absence of any law, order or injunction prohibiting the Merger, (v) the accuracy of each party’s representations and warranties and (vi) each party’s compliance with its covenants and agreements contained in the Merger Agreement.

While Kofax’s board of directors has unanimously recommended in favor of the Merger Agreement, there can be no assurance that the Company will ultimately succeed in acquiring Kofax.

On January 2, 2015 the Company acquired substantially all of the assets of Claron Technology, Inc., (“Claron”) other than those used in Claron’s surgical navigation business, in a cash transaction valued at $33.0 million. As a leading provider of medical image viewing, distribution, sharing and collaboration software technology, Claron helps healthcare delivery organizations provide universal access to patient imaging studies and other content across and between healthcare enterprises.

Of the $33.0 million cash payment, $30.3 million was paid to acquire the net assets of Claron, $2.2 million was used to pay certain transaction costs and long-term debt obligations of Claron and $0.5 million relates to intangible assets acquired in the form of non-compete agreements from certain shareholders of Claron that were recognized separately from the business combination. The payment for the net assets of Claron includes identifiable intangible assets of $17.4 million and goodwill of $14.5 million and other net (liabilities) assumed totaling $(1.6) million.

The following table summarizes the identifiable intangible assets recognized in the acquisition of Claron. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date as follows.

	Estimated Fair Value	Weighted-Average Useful Life (years)
Intangible assets subject to amortization:
Developed technology	$13.8	5.0
Customer relationships	2.1	7.0
Trade name	0.1	1.0
Total intangible assets subject to amortization	16.0	5.3

Intangible assets not subject to amortization:
In-process technology (1)	1.4
Total intangible assets not subject to amortization	1.4

Total identifiable intangible assets	$17.4

(1) Amortization to begin upon completion of the project.

The goodwill resulting from the Claron acquisition was assigned to the Company’s Enterprise Software (formerly Perceptive Software) segment and includes projected future revenue and profit growth. Refer to Note 14 of the Notes to Consolidated Condensed Financial Statements for more information on the name of the segment. Of the goodwill resulting from the acquisition, $10.9 million is expected to be deductible for income tax purposes.

The purchase of Claron is included in Purchase of business, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2015 in the amount of $30.3 million.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the acquisition date, if significant.

Because the current levels of revenue and net earnings for Claron are not material to the Company’s Consolidated Condensed Statements of Earnings, supplemental pro forma and actual revenue and net earnings disclosures have been omitted.

The Company acquired a majority ownership of ReadSoft AB (“ReadSoft”) in 2014. In the first quarter of 2015 the Company obtained pre-title to all remaining shares of ReadSoft and accordingly derecognized the noncontrolling interest, which had been included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

4.           GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements the disclosures of goodwill and intangible assets shown below include amounts that are subject to measurement period adjustments.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during the three months ended March 31, 2015.

	ISS*	Enterprise Software	Total
Balance at December 31, 2014	$18.8	$587.0	$605.8
Goodwill acquired during the period	–	14.5	14.5
Foreign currency translation	(1.4)	(21.7)	(23.1)
Balance at March 31, 2015	$17.4	$579.8	$597.2

* Imaging Solutions and Services (“ISS”)

The Company recorded $14.5 million of goodwill related to the acquisition of Claron. Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for additional details regarding business combinations. The Company does not have any accumulated impairment charges as of March 31, 2015.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	March 31, 2015			December 31, 2014
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets subject to amortization:
Customer relationships	$137.3	$(55.1)	$82.2	$141.3	$(51.7)	$89.6
Non-compete agreements	3.2	(2.6)	0.6	2.8	(2.6)	0.2
Technology and patents	300.8	(165.2)	135.6	291.5	(151.7)	139.8
Trade names and trademarks	49.4	(21.0)	28.4	50.0	(16.9)	33.1
Total	490.7	(243.9)	246.8	485.6	(222.9)	262.7

Intangible assets not subject to amortization:
In-process technology	2.9	–	2.9	1.6	–	1.6
Total	2.9	–	2.9	1.6	–	1.6

Total identifiable intangible assets	$493.6	$(243.9)	$249.7	$487.2	$(222.9)	$264.3

The year-to-date increases in the intangible assets above were driven by a business combination discussed in Note 3, partially offset by foreign currency translation. Amortization expense related to intangible assets was $23.1 million for the three months ended March 31, 2015 and $17.9 million for the three months ended March 31, 2014. The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2015 (remaining nine months)	$70.8
2016	59.6
2017	44.0
2018	31.3
2019	18.9
Thereafter	22.2
Total	$246.8

In-process technology refers to research and development efforts that were in process on the dates the Company acquired Saperion AG (“Saperion”), ReadSoft and Claron. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite-lived asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process technology assets upon completion of the projects.

In April 2015 the Company announced a strategic rebranding action which involved changing the name of the Company’s Perceptive Software segment to Enterprise Software. As a result of this change the Company accelerated amortization of its Perceptive Software trade name asset, resulting in an additional $1.9 million being recognized in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for the quarter ended March 31, 2015. The Company currently intends to amortize the asset fully by the end of 2015. The Company will continue to use the Perceptive Software trade name in some of its software product names. The carrying amount of the asset was $21.8 million at March 31, 2015. Refer to Note 14 of the Notes to Consolidated Condensed Financial Statements for more information on the rebranding.

The Company includes its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position and therefore has excluded these assets and amortization from the disclosures above. The gross and net carrying amounts of internal-use software at March 31, 2015 were $493.3 million and $155.5 million, respectively. The gross and net carrying amounts of internal-use software at December 31, 2014 were $484.8 million and $164.2 million, respectively.

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

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges of approximately $177.0 million, with $173.9 million incurred to date and approximately $3.1 million remaining to be incurred in 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $102.2 million with $99.3 million incurred to date and approximately $2.9 million remaining in 2015.

The Company expects to incur total charges related to the 2012 Restructuring Actions of approximately $134.4 million in ISS, $28.4 million in All other and $14.2 million in Enterprise Software.

Impact to 2015 and 2014 Financial Results

For the three months ended March 31, 2015, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
	related costs	Gross profit	administrative	(reversals) charges	income
Accelerated depreciation
charges	$0.1	$0.1	$–	$–	$0.1
Employee termination benefit
charges	–	–	–	(0.2)	(0.2)
Total restructuring charges	$0.1	$0.1	$–	$(0.2)	$(0.1)

For the three months ended March 31, 2014, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
	related costs	Gross profit	administrative	(reversals) charges	income
Accelerated depreciation
charges	$1.2	$1.2	$1.2	$–	$2.4
Excess components and other
inventory-related charges	5.4	5.4	–	–	5.4
Employee termination benefit
charges	–	–	–	0.5	0.5
Total restructuring charges	$6.6	$6.6	$1.2	$0.5	$8.3

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

For the periods indicated above, the Company incurred employee termination benefit charges and (reversals) which include severance, medical and other benefits. Charges for the 2012 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.

For the three months ended March 31, 2015 and 2014, the Company incurred restructuring charges in connection with the 2012 Restructuring Actions in the Company’s segments as follows:

	Three Months Ended
	March 31
	2015	2014
ISS	$0.1	$6.6
All other	0.2	1.2
Enterprise Software	(0.4)	0.5
Total charges	$(0.1)	$8.3

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2012 Restructuring Actions. The total restructuring liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2015	$10.8	$2.6	$13.4
Costs incurred	–	–	–
Reversals (1)	(0.2)	–	(0.2)
Total restructuring charges, net	(0.2)	–	(0.2)
Payments and other (2)	(6.1)	(1.0)	(7.1)
Balance at March 31, 2015	$4.5	$1.6	$6.1

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

Other Restructuring Actions

For the three months ended March 31, 2014, the Company incurred charges for other restructuring actions that are substantially completed. These amounts were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring	Impact on
	and related	Operating
	(reversals) charges	income
Employee termination benefit charges	$1.1	$1.1
Total restructuring charges	$1.1	$1.1

For the three months ended March 31, 2014, the Company incurred restructuring charges in connection with other restructuring actions in the Company’s segments as follows:

ISS	$0.1
All other	0.5
Enterprise Software	0.5
Total charges	$1.1

The Company had no incurred liability for other restructuring actions as of March 31, 2015 or December 31, 2014.

6.          MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with authoritative guidance on accounting for investments in debt and equity securities and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive loss on the Consolidated Condensed Statements of Financial Position. The fair values of the Company’s available-for-sale marketable securities may be based on quoted market prices or other observable market data, discounted cash flow analyses, or in some cases, the Company’s amortized cost, which approximates fair value.

Money market funds included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position are excluded from the information contained in this Note. Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for information regarding these investments.

Details about the Company’s available-for-sale Marketable securities, including gross unrealized gains and losses, as of March 31, 2015 are provided below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$197.5	$0.5	$(0.1)	$197.9
Government and agency debt securities	195.2	0.3	–	195.5
Asset-backed and mortgage-backed securities	42.5	0.3	–	42.8
Total security investments	435.2	1.1	(0.1)	436.2
Cash equivalents	(8.2)	–	–	(8.2)
Total marketable securities	$427.0	$1.1	$(0.1)	$428.0

At December 31, 2014, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $1.0 million and $0.9 million, respectively, with an estimated fair value of $624.6 million excluding $6.9 million of cash equivalents.

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

	March 31, 2015		December 31, 2014
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Due in less than one year	$91.1	$91.2	$109.0	$109.0
Due in one to five years	333.2	333.8	510.9	510.7
Due after five years	10.9	11.2	11.5	11.8
Total available-for-sale marketable securities	$435.2	$436.2	$631.4	$631.5

For the three months ended March 31, 2015, the Company recognized $0.5 million in net gains on its marketable securities. For the three months ended March 31, 2014, the Company recognized $0.3 million in net gains on its marketable securities. For all periods presented, these amounts represent realized gains due to sales and maturities and are included in Other expense (income), net on the Consolidated Condensed Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit-related OTTI on debt securities be recognized in earnings while noncredit-related OTTI of debt securities not expected to be sold be recognized in other comprehensive income. For the three months ended March 31, 2015 and 2014, the Company incurred no OTTI on its debt securities. As of March 31, 2015, amounts related to credit losses for which a portion of total OTTI was recognized in other comprehensive income were immaterial for disclosure.

The following table provides information at March 31, 2015, about the Company’s marketable securities with gross unrealized losses for which no OTTI has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position. The pre-tax gross unrealized loss below is recognized in Accumulated other comprehensive loss:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$65.8	$(0.1)	$0.6	$–	$66.4	$(0.1)
Government and agency debt securities	27.6	–	4.7	–	32.3	–
Asset-backed and mortgage-backed securities	20.5	–	–	–	20.5	–
Total	$113.9	$(0.1)	$5.3	$–	$119.2	$(0.1)

As of March 31, 2015, none of the Company’s marketable securities for which OTTI has been incurred are in an unrealized loss position.

As of March 31, 2015 the Company had no intention to sell, and it was not more likely than not that the Company would be required to sell, securities in an unrealized loss position. Subsequent to the date of the financial statements, the Company elected to sell marketable securities that were in an unrealized loss position as of March 31, 2015. The Company has determined that the amount of other-than-temporary impairment for the quarter ended March 31, 2015 is immaterial.

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

Government and Agency Securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects.

7.          INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2015	2014
Raw materials	$27.4	$29.8
Work in process	29.8	31.4
Finished goods	197.3	191.8
Inventories	$254.5	$253.0

8.          ACCRUED LIABILITIES AND OTHER LIABILITIES

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:

	2015	2014
Balance at January 1	$22.4	$30.5
Accruals for warranties issued	9.9	12.0
Accruals related to pre-existing warranties (including
changes in estimates)	3.7	1.2
Settlements made (in cash or in kind)	(15.7)	(16.4)
Balance at March 31	$20.3	$27.3

Deferred Extended Warranty Revenue:

	2015	2014
Balance at January 1	$180.3	$179.9
Revenue deferred for new extended warranty contracts	41.4	23.7
Revenue recognized	(45.4)	(23.5)
Balance at March 31	$176.3	$180.1
Current portion	74.6	79.8
Non-current portion	101.7	100.3
Balance at March 31	$176.3	$180.1

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

Compensation liabilities, included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position, were $81.0 million as of March 31, 2015 and $133.4 million as of December 31, 2014, a decrease of $52.4 million. This decrease was driven primarily by payments for annual employee bonuses and sales incentives of approximately $88 million; this was offset partially by current year accruals.

9.           INCOME TAXES

The Provision for income taxes for the three months ended March 31, 2015 was an expense of $14.0 million or an effective tax rate of 41.5%, compared to an expense of $16.0 million or an effective tax rate of 35.3% for the three months ended March 31, 2014. The difference in these rates is primarily due to a shift in the expected geographic distribution of earnings for 2015 compared to 2014. Additionally, for the three months ended March 31, 2015, the Company increased income tax expense by $1.2 million in recognition of several discrete items, which included an increase of $1.2 million for the revaluation of certain deferred taxes due to exchange rate fluctuations, an increase of $1.3 million for the correction of immaterial errors originating in prior years which were not material to the financial statements of any prior or current interim and annual periods, and a decrease of $1.3 million for adjustments to deferred taxes.

10.          STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of March 31, 2015, there was approximately $59 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

Treasury Stock

During the three months ended March 31, 2015, the Company repurchased approximately 0.7 million shares at a cost $30.0 million. During the three months ended March 31, 2014, the Company repurchased approximately 0.5 million shares at a cost of $21.0 million. As of March 31, 2015, the Company had repurchased approximately 112.9 million shares of its Class A Common Stock for an aggregate cost of approximately $4.79 billion since the inception of the program in April 1996. As of March 31, 2015, the Company had reissued approximately 0.5 million previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at March 31, 2015 were 36.4 million. Share repurchases for the three months ended March 31, 2015 were executed via accelerated share repurchase (“ASR”) agreements.

ASR Agreement

On January 27, 2015, the Company entered into an ASR Agreement with a financial institution counterparty. The impact of the ASR Agreement is included in the numerical disclosures provided in the preceding paragraphs. Under the terms of the ASR Agreement, the Company paid $30.0 million targeting 0.7 million shares based on the closing price of the Company’s Class A Common Stock on January 27, 2015. On January 30, 2015, the Company took delivery of 85% of the shares in the initial transaction, or 0.6 million shares, and the remaining 15% was held back until final settlement. The final number of shares to be delivered by the counterparty under the ASR Agreement was dependent on the average of the daily volume weighted-average price of the Company’s Class A Common Stock over the agreement’s trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty. On February 25, 2015, the Company took delivery of the remaining 0.1 million shares in final settlement of the ASR Agreement.

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

Dividends

The Company’s dividend activity during the three months ended March 31, 2015 was as follows:

			Lexmark International, Inc.
			Class A Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 19, 2015	March 02, 2015	March 13, 2015	$0.36	$22.1

The payment of the cash dividends also resulted in the issuance of dividend equivalent units to holders of restricted stock units (“RSU”). Diluted weighted-average Lexmark Class A Common Stock share amounts presented reflect this issuance. All cash dividends and dividend equivalent units are accounted for as reductions of Retained earnings.

Accumulated Other Comprehensive Loss

The following tables provide the tax benefit or expense attributed to each component of Other comprehensive earnings (loss):

	Three Months Ended
	March 31, 2015			March 31, 2014
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive earnings (loss):
Foreign currency translation adjustment	$(49.6)	$–	$(49.6)	$(0.1)	$–	$(0.1)
Recognition of pension and other postretirement benefit plans prior service credit	(0.1)	0.1	(0.2)	0.1	(0.1)	0.2
Net unrealized gain (loss) on marketable securities	0.8	(0.1)	0.9	0.3	(0.3)	0.6
Unrealized gain on cash flow hedges	51.7	(5.7)	57.4	–	–	–
Total other comprehensive earnings (loss)	$2.8	$(5.7)	$8.5	$0.3	$(0.4)	$0.7

The change in Accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015, consists of the following:

		Recognition of
		Pension and	Net
	Foreign	Other	Unrealized	Unrealized	Accumulated
	Currency	Postretirement	Gain (Loss) on	Gain on	Other
	Translation	Benefit Plans	Marketable	Cash Flow	Comprehensive
	Adjustment	Prior Service Credit	Securities	Hedges	(Loss) Earnings
Balance at December 31, 2014	$(108.8)	$1.2	$0.1	$15.9	$(91.6)
Other comprehensive (loss) earnings before reclassifications	(49.6)	–	1.2	66.9	18.5
Amounts reclassified from accumulated other comprehensive loss	–	(0.1)	(0.4)	(15.2)	(15.7)
Net current-period other comprehensive (loss) earnings	(49.6)	(0.1)	0.8	51.7	2.8
Balance at March 31, 2015	$(158.4)	$1.1	$0.9	$67.6	$(88.8)

The change in Accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014, consists of the following:

		Recognition of	Net	Net
		Pension and	Unrealized	Unrealized
	Foreign	Other	Gain on	Gain (Loss)	Accumulated
	Currency	Postretirement	Marketable	on	Other
	Translation	Benefit Plans	Securities –	Marketable	Comprehensive
	Adjustment	Prior Service Credit	OTTI	Securities	Loss
Balance at December 31, 2013	$(37.6)	$1.4	$0.1	$0.9	$(35.2)
Other comprehensive (loss) earnings before reclassifications	(0.1)	0.2	–	0.6	0.7
Amounts reclassified from accumulated other comprehensive loss	–	(0.1)	–	(0.3)	(0.4)
Net current-period other comprehensive (loss) earnings	(0.1)	0.1	–	0.3	0.3
Balance at March 31, 2014	$(37.7)	$1.5	$0.1	$1.2	$(34.9)

The March 31, 2014 ending balance in the table above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents the cumulative favorable mark-to-market adjustment on debt securities for which OTTI was previously recognized under the amended FASB guidance adopted by the Company in 2009.

The following tables provide details of amounts reclassified from Accumulated other comprehensive loss:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Earnings (Loss)

Details about Accumulated Other	Three Months Ended
Comprehensive Earnings (Loss)	March 31,	March 31,
Components	2015	2014	Affected Line Item in the Statements of Earnings
Recognition of pension and other postretirement benefit plans prior service credit
Amortization of prior service benefit	$0.2	$0.2	Note 12, Employee Pension and Postretirement Plans
	(0.1)	(0.1)	Tax (liability) benefit
	$0.1	$0.1	Net of tax

Unrealized gains and (losses) on marketable securities
Non-OTTI	$0.5	$0.3	Other expense (income), net
	(0.1)	–	Tax (liability) benefit
	$0.4	$0.3	Net of tax

Unrealized gain on cash flow hedges
	$16.4	$–	Revenue
	0.5	–	Other expense (income), net
	(1.7)	–	Tax (liability) benefit
	$15.2	$–	Net of tax

Total reclassifications for the period	$15.7	$0.4	Net of tax

11.          EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended
	March 31
	2015	2014
Numerator:
Net earnings	$19.7	$29.3
Denominator:
Weighted average shares used to compute basic EPS	61.3	62.1
Effect of dilutive securities -
Employee stock plans	1.1	1.3
Weighted average shares used to compute diluted EPS	62.4	63.4

Basic net EPS	$0.32	$0.47
Diluted net EPS	$0.32	$0.46

RSUs, stock options, and dividend equivalent units totaling an additional 0.8 million and 1.8 million of Class A Common Stock for the three months ended March 31, 2015 and 2014, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of March 31, 2015, there were approximately 0.1 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

In addition to the 0.8 million antidilutive shares for the three months ended March 31, 2015, mentioned above, unvested RSUs with a performance condition that were granted in the first quarter of 2015, 2014 and 2013 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.1 million to 0.7 million shares depending on the level of achievement.

12.          EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three months ended March 31, 2015 and 2014 were as follows:

Pension Benefits:	Three Months Ended
	March 31
	2015	2014
Service cost	$1.5	$1.1
Interest cost	7.6	8.8
Expected return on plan assets	(11.2)	(11.1)
Net periodic benefit (credit) cost	$(2.1)	$(1.2)

Other Postretirement Benefits:	Three Months Ended
	March 31
	2015	2014
Service cost	$0.1	$0.2
Interest cost	0.2	0.3
Amortization of prior service (benefit) cost	(0.2)	(0.2)
Net periodic benefit (credit) cost	$0.1	$0.3

For the three months ended March 31, 2015, $5.0 million of contributions have been made to the Company’s pension and postretirement plans. The Company currently expects to contribute approximately $9 million to its pension and other postretirement plans for the remainder of 2015.

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

Cash Flow Hedges

Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. From time to time, Lexmark enters into foreign exchange options generally expiring approximately twelve months from execution as hedges of anticipated sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

Accounting for Derivatives and Hedging Activities

All derivatives are recognized in the Consolidated Condensed Statements of Financial Position at their fair value. Fair values for Lexmark’s derivative financial instruments are based on pricing models or formulas using current market data, or where applicable, quoted market prices. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge or a cash flow hedge, based upon the nature of the underlying hedged item. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in Cost of revenue or Other expense (income), net on the Consolidated Condensed Statements of Earnings. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash flow hedge of a forecasted sale is recorded in Accumulated other comprehensive loss on the Consolidated Condensed Statements of Financial Position, until the underlying transactions occur, at which time the loss or gain on the derivative is recorded in current period earnings in Revenue on the Consolidated Condensed Statements of Earnings. Derivatives qualifying as hedges are included in the same section of the Consolidated Condensed Statements of Cash Flows as the underlying assets and liabilities being hedged.

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

Lexmark discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item, (2) the derivative expires or is sold, terminated or exercised, or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the Consolidated Condensed Statements of Financial Position at its fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the Consolidated Condensed Statements of Financial Position at its fair value, and gains and losses that were recorded in Accumulated other comprehensive loss are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the Consolidated Condensed Statements of Financial Position, with changes in its fair value recognized in current period earnings.

Fair Value Hedges

Net outstanding notional amount of derivative positions as of March 31, 2015 is in the table that follows. These positions were driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below:

Long (Short) Positions by Currency (in USD)	March 31, 2015
EUR / USD	$46.9
CNY / USD	(20.8)
EUR / GBP	(18.7)
Other, net	(8.7)
Total	$(1.3)

As of March 31, 2015 and December 31, 2014, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Gross asset position	$1.5	$–	$–	$0.6
Gross (liability) position	–	–	(2.5)	(3.9)
Net asset (liability) position (1)	1.5	–	(2.5)	(3.3)
Gross amounts not offset (2)	–	–	–	–
Net amounts	$1.5	$–	$(2.5)	$(3.3)

(1) Amounts presented in the Consolidated Condensed Statements of Financial Position

(2) Amounts not offset in the Consolidated Condensed Statements of Financial Position

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in
	Cost of revenue*		Other expense (income), net
	Three Months Ended		Three Months Ended
Fair Value Hedging	March 31		March 31
Relationships	2015	2014	2015	2014
Foreign exchange contracts	$4.2	$(0.2)	$0.4	$(0.2)
Underlying	(5.0)	1.1	(0.1)	(0.6)
Total	$(0.8)	$0.9	$0.3	$(0.8)

* Gains and losses recorded in Cost of revenue are included in Product on the Consolidated Condensed Statements of Earnings

Cash Flow Hedges

The Company’s cash flow hedging contracts are not subject to master netting agreements or other terms under U.S. GAAP that allow net presentation in the Consolidated Condensed Statements of Financial Position. The total notional amounts as of March 31, 2015 of the Company’s foreign exchange options designated as cash flow hedges of anticipated Euro and British pound denominated sales were $662.8 million and $55.4 million, respectively. As of March 31, 2015 and December 31, 2014, the Company had the following gross derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position for its cash flow hedges:

Foreign Exchange Contracts	March 31, 2015	December 31, 2014
Gross asset position	$81.0	$28.3
Gross (liability) position	(4.5)	(8.6)

The Company had the following gains and (losses) related to derivative instruments qualifying and designated as cash flow hedging instruments and related hedged items recorded on the Consolidated Condensed Statements of Comprehensive Earnings:

		Location of gain	Pre-tax amount of
	Amount of after-tax	(loss) reclassified	gain (loss)
	gain (loss) recognized	from Accumulated	reclassified from
	in Other	other comprehensive	Accumulated other
	comprehensive	loss into Net	comprehensive loss
	(loss) earnings	earnings	into Net earnings
	(effective portion)	(effective portion)	(effective portion)
Cash Flow Hedging	Three Months Ended		Three Months Ended
Relationships	March 31, 2015		March 31, 2015
Foreign Exchange
Contracts	$51.7	Revenue	$16.4

During the three months ended March 31, 2015, the Company discontinued hedge accounting for certain derivative instruments previously designated as cash flow hedges because it was probable that the underlying forecasted transaction would not occur. As a result, gains of $0.5 million were reclassified into earnings and recognized as a component of Other expense (income), net on the Consolidated Condensed Statements of Earnings during the period.

As of March 31, 2015 and December 31, 2014, deferred net gains on derivative instruments recorded in Accumulated other comprehensive loss were $75.0 million and $17.6 million respectively, pre-tax. If realized, all amounts as of March 31, 2015 will be reclassified into earnings during the next 12 months. No gains or losses were reclassified into earnings for cash flow hedges for the three months ended March 31, 2014. Ineffective portions of hedges are immediately recognized in current period earnings. There were no material gains or losses related to the ineffective portion of hedges recognized in the three months ended March 31, 2015 or 2014.

Additional information regarding derivatives can be referenced in Note 2 of the Notes to Consolidated Condensed Financial Statements.

14.          SEGMENT DATA

Lexmark operates in the office imaging and enterprise content and business process management markets. In April 2015, the Company announced a strategic rebranding action to unify and strengthen the market presence of the Company’s information technology portfolio of enterprise software, print hardware and managed print services (“MPS”). As part of the rebranding action, the Company elected to change the name of its Perceptive Software segment to Lexmark Enterprise Software. Certain software products will still include the Perceptive name. The Company continues to be managed primarily along two segments: ISS and Enterprise Software.

ISS offers a broad portfolio of monochrome and color laser printers and laser multifunction products as well as a wide range of supplies and services covering its printing products and technology solutions.

Enterprise Software offers a complete suite of ECM, BPM, document output management (“DOM”), intelligent data capture and search software as well as associated industry specific solutions. The Company acquired ReadSoft on August 19, 2014, GNAX Healthcare, LLC (“GNAX Health”) on October 14, 2014, and Claron on January 2, 2015. These acquisitions further expanded and strengthened the solutions available in the Enterprise Software segment.

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended
	March 31
	2015	2014
Revenue:
ISS	$765.5	$816.7
Enterprise Software	86.5	61.0
Total revenue	$852.0	$877.7

Operating income (loss):
ISS	$139.7	$156.4
Enterprise Software	(18.0)	(23.2)
All other	(79.5)	(79.3)
Total operating income	$42.2	$53.9

Operating income (loss) noted above for the three months ended March 31, 2015 includes restructuring charges (reversals) of $0.1 million in ISS, $(0.4) million in Enterprise Software and $0.2 million in All other. Operating income (loss) related to Enterprise Software for the three months ended March 31, 2015 also includes $22.4 million of amortization expense related to intangible assets acquired by the Company.

Operating income (loss) noted above for the three months ended March 31, 2014 includes restructuring charges of $6.7 million in ISS, $1.0 million in Enterprise Software and $1.7 million in All other. Operating income (loss) related to Enterprise Software for the three months ended March 31, 2014 includes $17.2 million of amortization expense related to intangible assets acquired by the Company.

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

The Company has not established an accrual for the SCC litigation, because it has not determined that a loss with respect to such litigation is probable. Although there is a reasonable possibility of a potential loss with respect to the SCC litigation, with SCC’s Lanham Act and state law claims being dismissed in the early stages of the litigation and now remanded to the District Court, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

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

Copyright Fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of March 31, 2015, the Company has accrued approximately $50.0 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of March 31, 2015, approximately $45.4 million of the $50.0 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers sold in Germany.

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

16.          RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Recently Issued But Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a new comprehensive standard for revenue recognition that is based on the core principle that revenue be recognized in a manner that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new standard, a good or service is transferred to the customer when (or as) the customer obtains control of the good or service, which differs from the risk and rewards approach under current guidance. The new standard provides guidance for transactions that were not previously addressed comprehensively, including service revenue and contract modifications, eliminates industry-specific revenue recognition guidance, including that for software, and requires enhanced disclosures about revenue. ASU 2014-09 affects any entity that enters into contracts with customers to transfer goods or services, except for certain contracts within the scope of other standards (such as leases), and is also applicable to transfers of nonfinancial assets outside of the entity’s ordinary activities. Areas of potential change for the Company include, but are not limited to, units of accounting, the determination of the transaction price, the allocation of the transaction price to multiple goods and services, transfer of control, software licenses, and capitalization of certain contract costs.

ASU 2014-09 will be effective for the Company on January 1, 2017 and may be adopted through either retrospective application to all periods presented in the financial statements or through a cumulative effect adjustment to retained earnings by applying the new guidance to contracts that still require performance at the effective date. Early adoption is not permitted. The Company is in the process of evaluating a sample of its contracts with customers under the new standard and cannot currently estimate the financial statement impact of adoption. The Company has not made a decision regarding the transition method it will use to adopt the new standard. On April 1, 2015, the FASB decided to propose a one year delay in the effective date of ASU 2014-09 disclosed above and to allow early adoption up to, but not before, the original effective date; however, a final decision has not been made.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments under ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt liability rather than as a deferred charge asset as required under current guidance. ASU 2015-03 also requires that the amortization of debt issuance costs be reported as interest expense. The amendments in ASU 2015-03 will be effective for the Company starting January 1, 2016 and must be applied on a retrospective basis. Early adoption is permitted. Approximately $3 million of debt issuance costs would have been deducted from the carrying amount of Long-term debt as of March 31, 2015 had the Company adopted the amended guidance.

The FASB issued other accounting guidance during the period that is not applicable to the Company’s consolidated condensed financial statements and disclosures and, therefore, is not discussed above.

17.          SUBSEQUENT EVENTS

On April 21, 2015, the Company’s Board of Directors approved a quarterly dividend of $0.36 per share of Class A Common Stock. The dividend is payable June 12, 2015 to stockholders of record on May 29, 2015.

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

In April 2015, the Company announced a strategic rebranding action to unify and strengthen the market presence of the Company’s information technology portfolio of enterprise software, print hardware and MPS. As part of the rebranding action, the Company elected to change the name of its Perceptive Software segment to Lexmark Enterprise Software. Certain software products will still include the Perceptive name.

The Company is primarily managed along two segments: ISS and Enterprise Software.

  ISS offers a broad portfolio of monochrome and color laser printers and laser MFPs, as well as supplies, software applications, software solutions and MPS to help businesses efficiently capture, manage and access information. Laser based products within the distributed printing market primarily serve business customers. ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations, small and medium businesses, as well as the public sector. These sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and healthcare, and in conjunction with ISS’ development and manufacturing teams, are able to customize printing solutions to meet customer needs for printing electronic forms, media handling, duplex printing, intelligent capture and other document workflow solutions. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. The ISS distributor and reseller network includes IT Resellers, Direct Marketing Resellers, and Copier Dealers. ISS also sells its products through numerous alliances and original equipment manufacturer (“OEM”) arrangements.

  Enterprise Software offers a complete suite of ECM, BPM, DOM, intelligent data capture, search software and medical imaging vendor neutral archive software products and solutions. The ECM and BPM software and services markets primarily serve business customers. Enterprise Software uses a direct to market sales and demand generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, public sector (which includes higher education and government), and commercial, which spans areas such as retail, banking, insurance and manufacturing. Enterprise Software also offers a channel partner program that allows authorized third-party resellers to market and sell Enterprise Software products and solutions to a distributed market, as well as an OEM program which includes Enterprise Software’s offerings within channel partners’ existing solutions to their customers. Enterprise Software has two general forms of software agreements with its customers, perpetual licenses and subscription services.

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

Management believes that there have been no significant changes during 2015 to the items that were disclosed as critical accounting policies and estimates within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2014 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Operations Overview

Key Messages

Lexmark is focused on increasing its participation in the growing market for higher value solutions to customers’ unstructured information challenges. The Company will drive long-term performance by strategically investing in technology, hardware and software products and solutions to secure high-value product installations and capture profitable supplies, software maintenance and service annuities in document and unstructured information-intensive industries and business processes in distributed environments.

  The ISS strategy is primarily focused on capturing profitable supplies and service annuities generated from its MPS, industry-specific solutions and hardware sales of large and small workgroup devices.

  The Enterprise Software strategy is primarily focused on capturing profitable software licenses, subscriptions and maintenance annuities from its industry and process-specific workflow enhancing solutions by combining its deep industry expertise and a broad intelligent capture/ECM/BPM/enterprise search software platform into a model that is easy to integrate, use and support.

  Together, ISS and Enterprise Software are creating synergies to accelerate the growth of each segment. ISS provides global enterprise account presence, infrastructure and industry expertise. Enterprise Software provides advanced software solutions to further differentiate ISS MPS offerings and industry expertise.

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

Lexmark is committed to creating shareholder value by growing a more predictable annuity revenue base and transforming to a higher value portfolio through both expansion of its current MPS and software product offerings and key strategic acquisitions. The Company also remains committed to its stated capital allocation framework of returning, on average, more than 50% of free cash flow (net cash flows provided by operating activities minus purchases of property, plant and equipment plus proceeds from the sale of fixed assets) to its shareholders through dividends and share repurchases while pursuing acquisitions and organic investments that support the strengthening and growth of the Company.

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

Enterprise Software

Lexmark’s software strategy is to deliver affordable, industry and process-specific workflow enhancing solutions through deep industry expertise and a broad content and process management software platform, in a model that is easy to integrate, use and support. The Company acquired Perceptive Software, Inc. in 2010; Pallas Athena Holdings B.V. in 2011; BDGB Enterprise Software

(Lux) S.C.A. (“Brainware”), ISYS Search Software Pty Ltd., Nolij Corporation and Acuo Technologies, LLC in 2012; AccessVia, Inc., Twistage, Inc., Saperion and PACSGEAR, Inc. in 2013, ReadSoft and GNAX Health in 2014, and Claron in the first quarter of 2015. These acquisitions enhance Lexmark’s capabilities as a content and process management solutions provider, expand the Company’s market opportunity and provide a core strategic component for the Company’s future.

During the first quarter of 2015, the Company announced a merger agreement to acquire Kofax. Upon successful completion of the acquisition, Lexmark expects to nearly double the size of its Enterprise Software business competing in the expanding content and process management software market. In addition to the significant increase in scale, Kofax will help accelerate the growth and significantly increase the operating margins of Lexmark’s Enterprise Software business. The addition of Kofax immediately enhances Lexmark’s industry-leading ECM and BPM offerings. In the capture technology field, the combination of Kofax’s smart process applications with Perceptive Intelligent Capture will create the broadest and deepest portfolio of capture solutions in the market, ranging from Web portals and mobile devices to smart MFPs.

Key software strategic initiatives include:

  Advancing and growing the Company’s content and process management solutions business internationally;

  Expanding and strengthening the Company’s content and process management software product line;

  Expanding the Company’s rate of participation in content and process management software solutions for specific industries and processes; and

  Successful integration of ReadSoft and the anticipated acquisition and integration of Kofax.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
	2015		2014
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Revenue	$852.0	100%	$877.7	100%
Gross profit	329.9	39	341.6	39
Operating expense	287.7	34	287.7	33
Operating income	42.2	5	53.9	6
Net earnings	19.7	2	29.3	3

For the three months ended March 31, 2015, total Lexmark revenue declined 3% YTY, reflecting an unfavorable YTY currency impact of 6% and an unfavorable impact of approximately 3% due to the Company’s exit of inkjet technology. These headwinds were partially offset by growth in the Company’s annuity revenue streams during the quarter, particularly maintenance and support revenue in Enterprise Software and higher laser supplies sales volumes, driven by growth and favorable mix in the segment’s MPS business and large workgroup installed base. Management expects that the currency and inkjet exit headwinds will continue throughout the year, leading to lower YTY revenue, partially offset by continued growth in Enterprise Software and strong demand for laser supplies.

For the three months ended March 31, 2015, operating income decreased 22% YTY primarily due to lower gross profit, as operating expense was unchanged during the period. Net earnings for the three months ended March 31, 2015 declined 33% from the prior year, primarily due to lower operating income and a higher effective tax rate. Net earnings for the three months ended March 31, 2015 included $36.7 million of pre-tax acquisition and divestiture-related adjustments and $1.9 million of pre-tax restructuring charges and project costs. Net earnings for the three months ended March 31, 2014 included $26.3 million of pre-tax acquisition and divestiture-related adjustments and $11.9 million of pre-tax restructuring charges and project costs.

Revenue

For the three months ended March 31, 2015, consolidated revenue declined 3% YTY, reflecting an unfavorable YTY currency impact of 6% and an unfavorable impact of approximately 3% due to the Company’s exit of inkjet technology.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended March 31
(Dollars in millions)	2015	2014	% Change
ISS	$765.5	$816.7	(6)%
Enterprise Software	86.5	61.0	42
Total revenue	$852.0	$877.7	(3)%

ISS

For the three months ended March 31, 2015, ISS revenue declined 6% compared to the same period in 2014, including unfavorable currency and inkjet exit impacts of approximately 6% and 3%, respectively. Laser hardware revenue declined 9% YTY. Large workgroup laser hardware revenue, which represented about 85% of total hardware revenue for the three months ended March 31, 2015, declined 8% YTY reflecting a 7% decline in units, driven by strong sales during the fourth quarter of 2014 and the timing of MPS hardware placements. Average unit revenue (“AUR”) was flat YTY, reflecting unfavorable currency movements offset by favorable product mix, particularly in the U.S. and EMEA. Small workgroup laser hardware revenue, which for the three months ended March 31, 2015 represented about 15% of total hardware revenue, declined 17% YTY due to a 12% decrease in units driven by strong sales during the fourth quarter of 2014 and a 6% decrease in AUR driven by unfavorable currency movements. There was no inkjet exit hardware revenue for the three months ended March 31, 2015. The Company uses the term “large workgroup” to include departmental, large workgroup and medium workgroup lasers, which are typically attached directly to large workgroup networks, as well as dot matrix printers and options. The term “small workgroup” includes small workgroup lasers and personal lasers, which are attached to small workgroup networks and/or personal computers. The Company uses the term “inkjet exit” to include consumer and business inkjet hardware and supplies.

Supplies revenue for the three months ended March 31, 2015 was down 6% compared to the same period in 2014, reflecting unfavorable currency and inkjet exit impacts of 6% and 4%, respectively. Laser supplies revenue decreased 2% YTY primarily due to unfavorable currency impact of 7% offset by higher sales volumes, driven by strong end-user demand and sales through the Company’s channel partners. Strong end-user demand was attributed to growth and favorable mix in the segment’s MPS business and large workgroup installed base. Inkjet exit supplies revenue declined 34% YTY due to ongoing and expected declines in the inkjet installed base as the Company has exited inkjet technology.

Enterprise Software

For the three months ended March 31, 2015, revenue for Enterprise Software increased 42% compared to the same period in 2014. Excluding the impact of acquisition-related adjustments, revenue for Enterprise Software for the three months ended March 31, 2015 increased 40% YTY. The YTY increases in maintenance and support, license, professional services and subscription revenue were primarily due to the acquisition of ReadSoft in the third quarter of 2014, partially offset by an unfavorable currency impact of 6% and unfavorable impact on perpetual license revenue from selection of a subscription model by certain customers during the period, consistent with an overall shift in market trends.

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

Revenue by Geography

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended March 31
(Dollars in millions)	2015	2014	% Change
United States	$384.7	$382.0	1%
Europe, the Middle East, & Africa ("EMEA")	306.9	313.1	(2)
Other international	160.4	182.6	(12)
Total revenue	$852.0	$877.7	(3)%

For the three months ended March 31, 2015, revenues in the United States increased compared to the same period in 2014 primarily due to higher laser supplies and Enterprise Software revenue, partially offset by the negative impact of the Company’s planned exit from inkjet technologies. Revenues in EMEA declined compared to the same period in 2014 primarily due to lower laser supplies revenue, which reflected unfavorable currency impact, partially offset by growth in Enterprise Software in the region attributed to the acquisition of ReadSoft. The YTY decline in revenues in other international regions was primarily due to lower laser hardware revenues in Asia Pacific and supplies revenues in Latin America. For the three months ended March 31, 2015, currency exchange rates had an unfavorable YTY impact on total revenue of 6%.

Gross Profit

The following table provides gross profit information:

	Three Months Ended March 31
(Dollars in millions)	2015	2014	Change
Gross profit dollars	$329.9	$341.6	(3)%
% of revenue	39%	39%	–	pts

For the three months ended March 31, 2015, consolidated gross profit decreased 3% and gross profit as a percentage of revenue was unchanged compared to the same period in 2014. Gross profit as a percentage of revenue for the three months ended March 31, 2015 versus the same period in 2014 reflected a favorable mix impact of 1 percentage point for laser hardware and a higher relative percentage of license and subscription revenue, as well as the favorable impact of lower restructuring costs. Product margins had a negative impact of 2 percentage points, reflecting an unfavorable impact of 3 percentage points for unfavorable currency movements. Gross profit for the three months ended March 31, 2015 included $0.1 million of pre-tax restructuring charges and $16.5 million of pre-tax acquisition-related adjustments. Gross profit for the three months ended March 31, 2014 included $6.6 million of pre-tax restructuring charges and project costs as well as $13.3 million of pre-tax acquisition-related adjustments.

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended March 31
	2015		2014
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Research and development	$77.7	9%	$79.0	9%
Selling, general and administrative	210.2	25	207.1	24
Restructuring and related (reversals) charges	(0.2)	–	1.6	–
Total operating expense	$287.7	34%	$287.7	33%

For the three months ended March 31, 2015, total operating expense was unchanged compared to the same period in 2014. Research and development expenses for the three months ended March 31, 2015 decreased 2% compared with the same period in 2014 driven by overall expense management, partially offset by increases related to the acquisition of ReadSoft in the third quarter of 2014. Selling, general and administrative expenses for the three months ended March 31, 2015 increased 1% compared with the same period in 2014, reflecting higher acquisition and divestiture-related adjustments and increases related to the acquisition of ReadSoft. Acquisition and divestiture-related adjustments for the three months ended March 31, 2015 included costs associated with the Company’s rebranding announced in April 2015 as well as related non-cash charges for the abandonment of certain obsolete marketing assets. These factors were partially offset by favorable currency movements and expense reductions in All other due to the Company’s 2012 restructuring actions and overall expense management.

The following table provides restructuring charges and project costs and acquisition and divestiture-related adjustments included in the Company’s operating expense for the periods presented:

	Three Months Ended March 31
	2015		2014

		Acquisition		Acquisition
	Restructuring	and divestiture-	Restructuring	and divestiture-
	charges and	related	charges and	related
(Dollars in millions)	project costs	adjustments	project costs	adjustments
Research and development	$–	$0.2	$–	$0.2
Selling, general and
administrative	2.0	20.0	3.7	12.8
Restructuring and related
(reversals) charges	(0.2)	–	1.6	–
Total	$1.8	$20.2	$5.3	$13.0

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income (loss) by segment:

	Three Months Ended March 31
(Dollars in millions)	2015	2014	Change
ISS	$139.7	$156.4	(11)%
% of segment revenue	18%	19%	(1)	pt

Enterprise Software	(18.0)	(23.2)	22%
% of segment revenue	(21)%	(38)%	17	pt

All other	(79.5)	(79.3)	–%
Total operating income (loss)	$42.2	$53.9	(22)%
% of total revenue	5%	6%	(1)	pt

For the three months ended March 31, 2015, the decrease in consolidated operating income from the same period in 2014 reflected lower operating income in the ISS segment more than offsetting lower operating losses in Enterprise Software. The lower ISS operating income for the three months ended March 31, 2015 reflected lower revenues due to unfavorable currency movements and the inkjet exit, partially offset by lower restructuring charges and project costs. The lower operating losses in Enterprise Software were driven by higher revenues partially offset by higher acquisition and divestiture-related adjustments. Operating losses in All other were relatively unchanged, reflecting higher acquisition and divestiture-related adjustments partially offset by expense reductions due to the Company’s 2012 restructuring actions and overall expense management.

The following tables provide restructuring charges and project costs and acquisition and divestiture-related adjustments included in the Company’s operating income for the periods presented:

	Three Months Ended March 31
	2015		2014

		Acquisition		Acquisition
	Restructuring	and divestiture-	Restructuring	and divestiture-
	charges and	related	charges and	related
(Dollars in millions)	project costs	adjustments	project costs	adjustments
ISS	$0.3	$0.1	$7.1	$1.3
Enterprise Software	(0.2)	26.1	1.0	20.5
All other	1.8	10.5	3.8	4.5
Total	$1.9	$36.7	$11.9	$26.3

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended March 31
(Dollars in millions)	2015	2014
Interest expense (income), net	$7.7	$7.9
Other expense (income), net	0.8	0.7
Total interest and other expense (income), net	$8.5	$8.6

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended March 31, 2015, was an expense of $14.0 million or an effective tax rate of 41.5%, compared to an expense of $16.0 million or an effective tax rate of 35.3% for the three months ended March 31, 2014. The difference in these rates is primarily due to a shift in the expected geographic distribution of earnings for 2015 compared to 2014. Additionally, for the three months ended March 31, 2015, the Company increased income tax expense by $1.2 million in recognition of several discrete items, which included an increase of $1.2 million for the revaluation of certain deferred taxes due to exchange rate fluctuations, an increase of $1.3 million for the correction of immaterial errors originating in prior years which were not material to the financial statements of any prior or current interim and annual periods, and a decrease of $1.3 million for adjustments to deferred taxes.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended March 31
(Dollars in millions, except per share amounts)	2015	2014
Net earnings	$19.7	$29.3

Basic earnings per share	$0.32	$0.47
Diluted earnings per share	$0.32	$0.46

Net earnings for the three months ended March 31, 2015 declined from the prior year primarily due to decreased operating income and a higher effective tax rate. For the three months ended March 31, 2015, the YTY decrease in basic and diluted earnings per share was primarily due to lower earnings partially offset by a reduction in weighted average shares outstanding.

RESTRUCTURING CHARGES AND PROJECT COSTS

Summary of Restructuring Impacts

The Company’s 2015 financial results are impacted by its restructuring plans and related projects. Project costs consist of additional charges related to the execution of the restructuring plans. These project costs are incremental to the Company’s normal operating charges and are expensed as incurred, and include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs.

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

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $242 million with $225.1 million incurred to date and the remaining $16.9 million to be incurred in 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $159 million with $142.5 million incurred to date and the remaining $16.5 million impacting 2015. The anticipated timing of cash outlays for the 2012 Restructuring Actions is $9.2 million through the first quarter of 2015, $23.6 million for the remainder of 2015, with cash outlays of approximately $35.3 million in 2014, $49.7 million in 2013, $38.0 million in 2012 and $3.2 million in 2011.

Lexmark expects the 2012 Restructuring Actions to generate ongoing annual savings of approximately $178 million beginning in 2015, of which approximately $155 million will be cash savings. These ongoing savings should be split approximately 70% to Operating expense and 30% to Cost of revenue. The Company expects these actions to be complete by the end of 2015.

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the 2012 Restructuring Actions.

Impact to 2015 Financial Results

For the three months ended March 31, 2015, the Company incurred charges, including project costs, for its restructuring plans as follows:

	2012 Actions	2012 Actions
	Restructuring	Restructuring
	Charges	Project	2012 Actions
(Dollars in millions)	(Note 5)	Costs	Total
Accelerated depreciation charges	$0.1	$–	$0.1
Employee termination benefit charges	(0.2)	–	(0.2)
Project costs	–	2.0	2.0
Total restructuring charges and project costs	$(0.1)	$2.0	$1.9

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended March 31, 2015 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	(reversals) charges	income
Accelerated depreciation charges	$0.1	$0.1	$–	$–	$0.1
Employee termination benefit
charges	–	–	–	(0.2)	(0.2)
Project costs	–	–	2.0	–	2.0
Total restructuring charges and
project costs	$0.1	$0.1	$2.0	$(0.2)	$1.9

For the three months ended March 31, 2015, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions
ISS	$0.3
All other	1.8
Enterprise Software	(0.2)
Total restructuring charges and project costs	$1.9

Impact to 2014 Financial Results

For the three months ended March 31, 2014, total restructuring charges and project costs included amounts related to other restructuring actions of the Company that are substantially completed. For the three months ended March 31, 2014, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

	2012 Actions			Other Actions
	Restructuring	2012 Actions		Restructuring
	Charges	Restructuring	2012 Actions	Charges
(Dollars in millions)	(Note 5)	Project Costs	Total	(Note 5)	Total
Accelerated depreciation charges	$2.4	$–	$2.4	$–	$2.4
Excess components and other inventory-related charges	5.4	–	5.4	–	5.4
Employee termination benefit charges	0.5	–	0.5	1.1	1.6
Project costs	–	2.5	2.5	–	2.5
Total restructuring charges and project costs	$8.3	$2.5	$10.8	$1.1	$11.9

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended March 31, 2014 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	(reversals) charges	income
Accelerated depreciation charges	$1.2	$1.2	$1.2	$–	$2.4
Excess components and other
inventory-related charges	5.4	5.4	–	–	5.4
Employee termination benefit
charges	–	–	–	1.6	1.6
Project costs	–	–	2.5	–	2.5
Total restructuring charges and
project costs	$6.6	$6.6	$3.7	$1.6	$11.9

For the three months ended March 31, 2014, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$7.0	$0.1	$7.1
All other	3.3	0.5	3.8
Enterprise Software	0.5	0.5	1.0
Total restructuring charges and project costs	$10.8	$1.1	$11.9

ACQUISITION AND DIVESTITURE-RELATED ADJUSTMENTS

Pre-tax acquisition and divestiture-related adjustments affected the Company’s financial results as follows:

	Three Months Ended
	March 31
(Dollars in millions)	2015	2014
Reduction in revenue	$3.2	$3.1
Amortization of intangible assets	22.5	17.3
Acquisition and integration costs	11.0	4.7
Total acquisition-related adjustments	$36.7	$25.1
Divestiture costs	–	1.2
Total divestiture-related adjustments	–	1.2
Total acquisition and divestiture-related adjustments	$36.7	$26.3

Reductions in revenue and amortization of intangible assets were recognized primarily in the Enterprise Software reportable segment. Acquisition and integration costs were recognized primarily in All other. Divestiture costs were recognized primarily in the ISS reportable segment.

Acquisitions

In connection with acquisitions, the Company incurs costs and adjustments (referred to as “acquisition-related adjustments”) that affect the Company’s financial results. These acquisition-related adjustments result from business combination accounting rules as well as expenses that would otherwise have not been incurred by the Company if acquisitions had not taken place.

Reductions in revenue result from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The downward adjustments to revenue of $3.2 million for the three months ended March 31, 2015 and $3.1 million for the three months ended March 31, 2014, are reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax reductions in revenue of approximately $4 million for the remainder of 2015. For full year 2016, the Company expects pre-tax reductions in revenue of approximately $2 million.

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

	Three Months Ended
	March 31
(Dollars in millions)	2015	2014
Recorded in Cost of product revenue	$13.3	$10.2
Recorded in Research and development	0.2	0.2
Recorded in Selling, general and administrative	9.0	6.9
Total amortization of intangible assets	$22.5	$17.3

The Company expects pre-tax charges for the amortization of intangible assets of approximately $69 million for the remainder of 2015, with approximately $25 million expected in the second quarter of 2015. For full year 2016, the Company expects charges for the amortization of intangible assets of approximately $58 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses including certain costs for software and systems to be implemented in acquired companies, consulting costs and travel expenses. Integration costs may also include non-cash charges related to the abandonment of assets under construction by the Company that are determined to be duplicative of assets of the acquired company and non-cash charges related to certain assets which are abandoned as systems are integrated across the combined entity. Acquisition and integration expenses also includes costs associated with the Company’s rebranding announced in April 2015 as well as related non-cash charges for the abandonment of certain obsolete marketing assets. The costs are expensed as incurred, and can vary substantially in size from one period to the next.

The Company incurred $11.0 million for the three months ended March 31, 2015 and $4.7 million for the three months ended March 31, 2014, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $40 million for the remainder of 2015 and approximately $6 million for 2016.

Divestiture

In connection with the sale of the Company’s inkjet-related technology and assets, the Company incurred expenses that would not have been incurred otherwise. Divestiture-related costs consist of employee travel expenses and compensation, consulting costs, training costs and transition services including non-cash charges related to assets used in providing the transition services. These costs are incremental to normal operating charges and are expensed as incurred. The Company incurred $1.2 million for the three months ended March 31, 2014 in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for divestiture-related costs. The Company expects future pre-tax adjustments for divestiture-related expenses to be immaterial.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at March 31, 2015, with working capital of $631.8 million compared to $623.0 million at December 31, 2014. The increase in working capital is mainly driven by unrealized gains on cash flow hedge contracts of $51.7 million, partially offset by net cash used to acquire Claron of $30.3 million. The Company also repurchased shares in the amount of $30.0 million and made cash dividend payments of $22.1 million during the first three months of 2015. This was offset by strong cash cycle performance with an improvement of 5 days over the three months ended December 2014.

At March 31, 2015 and December 31, 2014, the Company had senior note debt of $699.7 million. The Company had no amounts outstanding under its U.S. trade receivables facility or revolving credit facility at March 31, 2015 or December 31, 2014.

The debt to total capital ratio was stable at 36% at March 31, 2015 and December 31, 2014. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31
(Dollars in millions)	2015	2014
Net cash flow provided by (used for):
Operating activities	$(10.5)	$10.0
Investing activities	129.7	(50.0)
Financing activities	(55.6)	(36.4)
Effect of exchange rate changes on cash	(3.8)	(2.1)
Net change in cash and cash equivalents	$59.8	$(78.5)

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures and acquisitions. Refer to the Financing Activities section which follows for information regarding the Company’s debt activity during the three months ended March 31, 2015. Management believes that cash provided by operations will be sufficient on a worldwide basis to meet operating and capital needs as well as the funding of expected dividends for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has substantial cash and cash equivalents and current marketable securities balances and other potential sources of liquidity through utilization of its trade receivables facility and revolving credit facility or access to the private and public debt markets. The Company may choose to use these sources of liquidity from time to time to fund strategic acquisitions, including but not limited to, the pending announced $1 billion acquisition of Kofax, and/or dividends.

As of March 31, 2015, the Company held $797.1 million in Cash and cash equivalents and current Marketable securities. The Company’s ability to fund operations from these balances could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $778.9 million of Cash and cash equivalents and current Marketable securities was held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to pay taxes to repatriate a large portion of these funds. The Company’s intent is to use non-U.S. Cash and cash equivalents and current Marketable securities to fund the Kofax transaction which will not require repatriation of earnings. As such, during April 2015, the Company liquidated its Marketable securities outstanding as of March 31, 2015.

As of December 31, 2014, the Company held $933.9 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $875.5 million of Cash and cash equivalents and current Marketable securities was held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing Activities section to follow.

Operating Activities

The $20.5 million decrease in cash flows from operating activities for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was driven by the following factors.

Net earnings decreased $9.6 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This was mainly attributable to decreased revenue. Refer to the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details.

Accounts payable, excluding payables recognized from business combinations, decreased $2.5 million for the three months ended March 31, 2015 while they increased $7.0 million for the three months ended March 31, 2014; this resulted in an unfavorable YTY impact of $9.5 million. The Accounts payable decrease was driven by a decrease in purchasing activity offset by favorable timing of cash payments. The increase in the first quarter of 2014 was driven by increased purchases, which included cartridge components related to the exit of the inkjet business.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the three months ended March 31, 2015 compared to 2014, resulted in an unfavorable YTY impact of $11.2 million. Cash paid for incentive compensation occurred in the first three months of 2015 and was approximately $11 million higher than in 2014. Additional drivers include cash paid for customer incentive programs which was approximately $17 million higher than in 2014, partially offset by cash paid for legal proceedings of $14.4 million in the first quarter of 2014.

The activities above were offset by the following factors.

Inventories increased $1.5 million during the three months ended March 31, 2015, compared to an increase of $9.7 million during the three months ended March 31, 2014, resulting in a favorable cash impact of $8.2 million. The increase in 2014 was due to end-of-life purchases for parts and purchases of cartridge components related to the exit of the inkjet business.

Trade receivables decreased $26.7 million and $21.6 million during the three months ended March 31, 2015 and March 31, 2014, respectively, resulting in a favorable YTY cash impact of $5.1 million. The decrease in the three months ended March 31, 2015 was driven by decreased revenue, offset partially by some slightly slower collections, primarily in NA. The decrease in the three months ended March 31, 2014 was driven by decreased revenue and improved collection efforts, primarily in EMEA.

Cash Conversion Days

	MAR 2015	DEC 2014	MAR 2014	DEC 2013
Days of sales outstanding	42	37	44	40
Days of inventory	44	34	47	41
Days of payables	92	72	81	73
Cash conversion days	(6)	(1)	10	9

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

Investing Activities

The $179.7 million increase in net cash flows provided by investing activities for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was driven by the YTY net increase of $203.3 million in cash flows provided by marketable securities investment activities, partially offset by $30.3 million YTY net increase in cash flows used for business acquisitions.

The Company’s business acquisitions and divestitures, marketable securities and capital expenditures are discussed below.

Business Acquisitions

On March 24, 2015, the Company and Kofax entered into a Merger Agreement, whereby the Company will acquire the issued and outstanding shares of Kofax for $11 per share for total cash consideration of approximately $1 billion. While Kofax’s board of directors has unanimously recommended in favor of the Merger Agreement, there can be no assurance that the Company will ultimately succeed in acquiring Kofax.

During the three months ended March 31, 2015, the Company acquired substantially all the assets of Claron for $30.3 million. Claron is a leading provider of medical image viewing, distribution, sharing and collaboration software technology, and its solutions help healthcare delivery organizations provide universal access to patient imaging studies and other content across and between healthcare enterprises. The Company also obtained pre-title to all remaining shares of ReadSoft. The $4.6 million payment for the ReadSoft non-controlling interest shares can be found in Cash flows from financing activities section of the Consolidated Condensed Statements of Cash Flows. ReadSoft is a leading global provider of software solutions that automate business processes, both on premise and in the cloud. In the three months ended March 31, 2014, the Company did not purchase any businesses.

Marketable Securities

The Company decreased its marketable securities investments by $197.2 million during the three months ended March 31, 2015 compared to an increase of $6.1 million during the three months ended March 31, 2014. In March 2015, the Company liquidated a portion of its marketable securities in anticipation of the acquisition of Kofax, to fund the purchase of Claron and to fund its dividend and treasury share repurchase activities. During April 2015, the Company liquidated all of its Marketable securities outstanding as of March 31, 2015, in anticipation of the Kofax transaction.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At March 31, 2015 and March 31, 2014, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, U.S. government and agency debt securities, international government securities, commercial paper and certificates of deposit. The Company’s auction rate securities were valued at $3.4 million at March 31, 2014 and were classified as non-current based on unsuccessful auctions and poor debt market conditions. All of the auction rate securities were called, at par in 2014, and the Company had no such investments remaining at March 31, 2015.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s guidance. During the three months ended March 31, 2015, the Company had no OTTI remaining in its Consolidated Condensed Statements of Financial Condition.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were 0.3% of the Company’s total available-for-sale marketable securities portfolio at March 31, 2015 compared to 0.9% at March 31, 2014.

Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Note 6 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

Capital Expenditures

For the three months ended March 31, 2015 and 2014, the Company spent $36.7 million and $43.9 million, respectively, on capital expenditures. The capital expenditures for 2015 principally related to infrastructure support (including internal-use software expenditures) and machinery and equipment related to new product development. The Company expects capital expenditures to be approximately $110.0 million for full year 2015, compared to full year 2014 capital expenditures of $136.3 million. Capital expenditures for 2015 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity, as discussed below.

Financing Activities

Cash flows used for financing activities were $55.6 million for the first three months of 2015 and $36.4 million for the first three months of 2014. The YTY fluctuation of $19.2 million was primarily due to an increase of $9 million in share repurchases, increased dividends from $0.30 per share in the first quarter of 2014 to $0.36 per share in the first quarter of 2015, and purchases of shares from non-controlling interest in ReadSoft of $4.6 million. Additional information regarding the Company’s senior note debt, intra-period financing activities and certain historical financing activities of the Company are included in the sections below.

Senior Note Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At March 31, 2015, the outstanding balance of long-term debt was $699.7 million (net of unamortized discount of $0.3 million).

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

Intra-Period Financing Activities

The Company used its trade receivables facility, bank overdrafts and/or other financing sources to supplement daily cash needs of the Company and its subsidiaries during the first three months of 2015 and 2014. In 2015, the total of such borrowings in the U.S. reached a maximum amount of $104 million to fund certain capital, financing and operational requirements. The average borrowings outstanding during the three months ended March 31, 2015 were approximately $38 million. The Company expects to utilize the trade receivables and revolving credit facilities in future quarters to help fund its operations and strategic business combinations, as discussed previously.

Share Repurchases and Dividend Payments

The Company’s capital allocation framework includes returning, on average, more than 50% of free cash flow to its shareholders through dividends and share repurchases. For the three months ended March 31, 2015, the Company repurchased approximately 0.7 million shares at a cost of approximately $30.0 million. For the three months ended March 31, 2014, the Company repurchased approximately 0.5 million shares at a cost of $21.0 million. As of March 31, 2015, there was approximately $59 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

Refer to Note 10 of the Notes to Consolidated Condensed Financial Statements for a discussion of the accounting for the ASR Agreement the Company entered into with a financial institution counterparty during the first quarter of 2015.

For the three months ended March 31, 2015, the Company paid cash dividends of $0.36 per common share for $22.1 million. Refer to Note 10 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity during the year. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change. For the three months ended March 31, 2014, the Company paid cash dividends of $0.30 per common share for $18.6 million.

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

Trade Receivables Facility

In the U.S., the Company and Lexmark Enterprise Software transfer a majority of their receivables to the Company’s wholly-owned subsidiary, LRC, which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price.

On October 9, 2014, the agreement was amended and restated by extending the term of the facility to October 7, 2016. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility as of March 31, 2015 or March 31, 2014.

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

As of March 31, 2015 and March 31, 2014, there were no amounts outstanding under the revolving credit facility.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at March 31, 2015. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

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

Interest Rates

At March 31, 2015, the fair value of the Company’s senior notes was estimated at $761.1 million based on the prices the bonds have recently traded at in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at March 31, 2015 by approximately $61.4 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $9.5 million at March 31, 2015.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective functional currency of each of the Company’s subsidiaries as well as foreign currency denominated revenue and profit translated into the functional currency of the Company. The primary currencies to which the Company was exposed on a transaction basis as of the end of the first quarter include the Euro, the Chinese renminbi, the British pound, the Philippine peso, the Singapore dollar, the Australian dollar, the Canadian dollar and the Swiss franc. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts (“transaction hedge contracts”) with maturity dates of approximately three months or less, though all foreign currency exposures may not be fully hedged. The Company hedges anticipated foreign currency denominated sales with foreign exchange option contracts (“cash flow hedge contracts”). The potential loss in fair value at March 31, 2015 for transaction and cash flow hedge contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar is approximately $64.0 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer (“CEO”) and Vice President and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chairman and CEO and Vice President and CFO have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, which continues to exist as of March 31, 2015.

Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of improving our controls to remediate the material weakness that existed as of December 31, 2014.  The actions we are taking are subject to ongoing senior management review, as well as audit committee oversight. These remediation actions include additional monitoring controls through revising and formalizing the income tax review processes, including enhancing the formality and rigor of review and reconciliation procedures, hiring additional personnel with specific tax accounting expertise, and upgrading the tax provision software to enhance the use of systematic processes. While some of the remediation actions are in process, this will take time to be fully integrated and confirmed to be effective and sustainable. Until the remediation steps are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Company’s Chairman and CEO and Vice President and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  These inherent limitations include the following:

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information required by this item is set forth in Note 15 of the Notes to Consolidated Condensed Financial Statements, and is incorporated herein by reference. Other than the material developments reported in Note 15, there have been no material developments to the legal proceedings previously disclosed in Part II, Item 8, Note 19 of the Company’s 2014 Annual Report on Form 10-K.

Item 1A.  RISK FACTORS

There have been no material changes in the Company’s risk factors that have been previously disclosed in Part I, Item 1A of the Company’s 2014 Annual Report on Form 10-K.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(2)
January 1-31, 2015	624,235	$40.85	624,235	$63.4
February 1-28, 2015	84,399	53.32	84,399	58.9
March 1-31, 2015	–	–	–	58.9
Total	708,634	$42.33	708,634

(1) Information regarding the Company’s share repurchases can be found in Note 10, Stockholders’ Equity, of the Notes to Consolidated Condensed Financial Statements.

(2) On January 27, 2015, the Company entered into an ASR Agreement with a financial institution counterparty. Under the terms of the ASR Agreement, the Company paid $30.0 million targeting approximately 0.7 million shares based on the closing price of the Company’s Class A Common Stock on January 27, 2015. On January 30, 2015, the Company took delivery of 85% of the shares, or approximately 0.6 million shares at a cost of $25.5 million. On February 25, 2015, the counterparty delivered approximately 0.1 million additional shares in final settlement of the ASR Agreement, bringing the total shares repurchased under the ASR Agreement to approximately 0.7 million shares at an average price per share of $42.33.

Item 6.  EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 48 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

April 30, 2015

/s/ David Reeder
David Reeder
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

2.1         Agreement and Plan of Merger, by and among Lexmark International, Inc., Lexmark International Technology, S.A., Ariel Investment Company, Ltd. and Kofax Limited, dated as of March 24, 2015. *

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

99.1       Voting Agreement, by and among Lexmark International Technology, S.A., Ariel Investment Company, Ltd., Kofax Limited and certain shareholders of Kofax Limited, dated as of March 24, 2015.

101         Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three months ended March 31, 2015 and 2014, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Condensed Statements of Financial Position at March 31, 2015 and December 31, 2014, (iv) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) the Notes to Consolidated Condensed Financial Statements.

*            Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Lexmark agrees to furnish supplemental copies of any of the omitted schedules upon request by the SEC.