Form 10-Q
period 2015-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2015-07-31
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The registrant had 61,609,157 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on July 24, 2015.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (Unaudited)
	Consolidated Condensed Statements of Earnings
	Three and six Months Ended June 30, 2015 and 2014	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three and six Months Ended June 30, 2015 and 2014	3
	Consolidated Condensed Statements of Financial Position
	As of June 30, 2015 and December 31, 2014	4
	Consolidated Condensed Statements of Cash Flows
	Six Months Ended June 30, 2015 and 2014	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	55
Item 4.	CONTROLS AND PROCEDURES	56

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	57
Item 1A.	RISK FACTORS	57
Item 6.	EXHIBITS	57

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

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014

Revenue:
Product	$719.9	$773.2	$1,434.6	$1,536.8
Service	159.4	118.6	296.7	232.7
Total Revenue	879.3	891.8	1,731.3	1,769.5
Cost of revenue:
Product	415.8	453.8	844.2	899.5
Service	100.7	84.8	194.3	168.6
Restructuring-related costs	0.7	2.0	0.8	8.6
Total Cost of revenue	517.2	540.6	1,039.3	1,076.7
Gross profit	362.1	351.2	692.0	692.8

Research and development	85.5	80.9	163.2	160.0
Selling, general and administrative	262.0	201.6	472.2	408.6
Restructuring and related charges	33.8	6.3	33.6	7.9
Operating expense	381.3	288.8	669.0	576.5
Operating (loss) income	(19.2)	62.4	23.0	116.3

Interest expense (income), net	10.0	7.4	17.7	15.2
Other (income) expense, net	(0.6)	0.3	0.2	1.1
(Loss) earnings before income taxes	(28.6)	54.7	5.1	100.0

Provision for income taxes	7.7	17.2	21.6	33.2
Net (loss) earnings	$(36.3)	$37.5	$(16.5)	$66.8

Net (loss) earnings per share:
Basic	$(0.59)	$0.60	$(0.27)	$1.08
Diluted	$(0.59)	$0.59	$(0.27)	$1.05
Shares used in per share calculation:
Basic	61.5	62.2	61.4	62.1
Diluted	61.5	63.4	61.4	63.4
Cash dividends declared per common share	$0.36	$0.36	$0.72	$0.66

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net (loss) earnings	$(36.3)	$37.5	$(16.5)	$66.8
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustment	12.4	4.6	(37.2)	4.5
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.1)	(0.1)	(0.2)	–
Net unrealized loss on OTTI* marketable securities	–	(0.1)	–	(0.1)
Net unrealized (loss) gain on marketable securities	(0.9)	0.5	(0.1)	0.8
Unrealized (loss) gain on cash flow hedges	(38.0)	–	13.7	–
Total other comprehensive (loss) earnings, net of tax	(26.6)	4.9	(23.8)	5.2
Comprehensive (loss) earnings	$(62.9)	$42.4	$(40.3)	$72.0

* Other-than-temporary impairment (“OTTI”)

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(In Millions, Except Par Value)

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$143.6	$309.3
Marketable securities	–	624.6
Trade receivables, net of allowances of $20.7 in 2015 and $22.2 in 2014	463.6	424.0
Inventories	274.7	253.0
Prepaid expenses and other current assets	287.7	225.8
Total current assets	1,169.6	1,836.7

Property, plant and equipment, net	764.5	786.1
Goodwill	1,344.3	603.4
Intangibles, net	625.9	264.3
Other assets	137.2	142.6
Total assets	$4,041.5	$3,633.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10.0	$–
Accounts payable	489.3	532.8
Accrued liabilities	713.1	678.5
Total current liabilities	1,212.4	1,211.3

Long-term debt	1,057.8	699.7
Other liabilities	578.8	458.8
Total liabilities	2,849.0	2,369.8

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 61.6 and 61.3 outstanding in 2015 and 2014, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	–	–
Capital in excess of par	1,001.5	956.2
Retained earnings	1,341.8	1,404.1
Treasury stock, net; at cost; 36.4 and 35.7 shares in 2015 and 2014, respectively	(1,036.4)	(1,006.4)
Accumulated other comprehensive loss	(115.4)	(91.6)
Total stockholders' equity	1,192.5	1,263.3
Total liabilities and stockholders' equity	$4,041.5	$3,633.1

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended
	June 30
	2015	2014
Cash flows from operating activities:
Net (loss) earnings	$(16.5)	$66.8
Adjustments to reconcile net (loss) earnings to net cash flows (used for) provided by operating activities:
Depreciation and amortization	142.6	131.2
Deferred taxes	9.5	2.5
Stock-based compensation expense	14.0	14.1
Pension and other postretirement income	(3.6)	(5.0)
Other	1.8	3.7
Change in assets and liabilities, net of acquisitions and divestiture:
Trade receivables	1.9	48.0
Inventories	(20.6)	(18.2)
Accounts payable	(51.8)	18.9
Accrued liabilities	(37.2)	(89.4)
Other assets and liabilities	(51.1)	(47.8)
Pension and other postretirement contributions	(6.2)	(13.1)
Net cash flows (used for) provided by operating activities	(17.2)	111.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(64.8)	(70.1)
Purchases of marketable securities	(284.2)	(430.1)
Proceeds from sales of marketable securities	881.9	429.3
Proceeds from maturities of marketable securities	27.7	93.6
Purchase of businesses, net of cash acquired	(1,001.3)	–
Other	(2.4)	0.5
Net cash flows (used for) provided by investing activities	(443.1)	23.2

Cash flows from financing activities:
Repayment of assumed debt	(1.3)	–
Proceeds from long-term debt	418.0	–
Payments on long-term debt	(50.0)	–
Purchase of shares from noncontrolling interest	(4.6)	–
Payment of cash dividend	(44.1)	(41.0)
Purchase of treasury stock	(30.0)	(40.0)
Proceeds from employee stock plans	5.6	7.3
Other	4.1	3.1
Net cash flows provided by (used for) financing activities	297.7	(70.6)
Effect of exchange rate changes on cash	(3.1)	(1.7)
Net change in cash and cash equivalents	(165.7)	62.6
Cash and cash equivalents - beginning of period	309.3	273.2
Cash and cash equivalents - end of period	$143.6	$335.8

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2015				December 31, 2014
		Based on				Based on
		Quoted				Quoted
		prices in	Other			prices in	Other
		active	observable	Unobservable		active	observable	Unobservable
		markets	inputs	inputs		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Cash equivalents (1)
Money market funds	$0.7	$–	$0.7	$–	$185.3	$–	$185.3	$–
Government and agency debt securities	–	–	–	–	6.9	–	6.9	–
Total cash equivalents	0.7	–	0.7	–	192.2	–	192.2	–

Available-for-sale marketable securities
Government and agency debt securities	–	–	–	–	274.1	219.9	54.2	–
Corporate debt securities	–	–	–	–	291.0	5.6	285.4	–
Asset-backed and mortgage-backed securities	–	–	–	–	59.5	–	58.1	1.4
Total available-for-sale marketable securities	–	–	–	–	624.6	225.5	397.7	1.4

Foreign currency derivatives (2)	48.5	–	48.5	–	28.3	–	28.3	–

Total	$49.2	$–	$49.2	$–	$845.1	$225.5	$618.2	$1.4

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (2)	$15.3	$–	$15.3	$–	$11.8	$–	$11.8	$–
Contingent consideration	1.0	–	–	1.0	–	–	–	–
Total	$16.3	$–	$15.3	$1.0	$11.8	$–	$11.8	$–

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

The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be cash equivalents. The amortized cost of these investments closely approximates fair value in accordance with the Company’s policy regarding cash equivalents. Fair value of these instruments is readily determinable using the methods described below for money market funds.

The Company liquidated its marketable securities portfolio entirely in the second quarter of 2015 in order to partially fund the acquisition of Kofax Limited (“Kofax”). Refer to Note 3 for more information on the acquisition of Kofax. The Company recognized net gains on marketable securities of $1.2 million and $1.7 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, the Company recognized net gains on marketable securities of $0.7 million and $1.0 million, respectively. For all periods presented, these amounts represent realized gains due to sales and maturities and are included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

The following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2015:

Available-for-Sale Marketable Securities

Three Months Ended June 30, 2015	Total Level 3	AB and MB
	securities	securities
Balance, beginning of period	$1.3	$1.3
Realized and unrealized gains/(losses) included in earnings (1)	0.3	0.3
Unrealized gains/(losses) included in OCI - All other	(0.3)	(0.3)
Sales	(1.3)	(1.3)
Balance, end of period	$–	$–

Six Months Ended June 30, 2015	Total Level 3	AB and MB
	securities	securities
Balance, beginning of period	$1.4	$1.4
Realized and unrealized gains/(losses) included in earnings (1)	0.3	0.3
Unrealized gains/(losses) included in OCI - All other	(0.3)	(0.3)
Sales	(1.3)	(1.3)
Paydowns	(0.1)	(0.1)
Balance, end of period	$–	$–

OCI = Other comprehensive income

AB = Asset-backed

MB = Mortgage-backed

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

2015

There were no transfers between levels of the fair value hierarchy during the first six months of 2015.

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

A discussion of transfers into Level 3 for the first six months of 2014 is presented above with the table containing additional Level 3 information.

Valuation Techniques

Money Market Funds

The money market funds in which the Company is invested are considered cash equivalents and are generally highly liquid investments. Money market funds are valued at the per share (unit) published as the basis for current transactions.

Derivatives

The Company employs foreign currency and interest rate risk management strategies that periodically utilize derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates, volatility assumptions and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. The Company believes there is minimal risk of nonperformance. At June 30, 2015 and December 31, 2014, all of the Company’s forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 13 of the Notes to Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

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

	June 30, 2015			December 31, 2014
		Carrying	Unamortized		Carrying	Unamortized
	Fair value	value	discount	Fair value	value	discount
2018 senior notes	$330.2	$299.8	$0.2	$334.0	$299.7	$0.3
2020 senior notes	427.4	400.0	–	422.6	400.0	–
Total	$757.6	$699.8	$0.2	$756.6	$699.7	$0.3

Contingent Consideration

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for more information on contingent consideration related to an earnout. The earnout is designated as a Level 3 measurement in the fair value hierarchy. Because the maximum amount payable under the earnout is immaterial to the financial position of the Company, additional disclosures regarding Level 3 measurements have been omitted.

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments. Since the borrowings under the revolving credit facility and the accounts receivable program utilize variable interest rate setting mechanisms such as one-month LIBOR, the fair value of these borrowings is deemed to approximate the carrying values. Refer to Note 6 of the Notes to Consolidated Condensed Financial Statements for more information on the accounts receivable and revolving credit facilities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first six months of 2015 or 2014.

3.           BUSINESS COMBINATIONS

Kofax Limited

On May 21, 2015 the Company completed its acquisition of Kofax pursuant to an Agreement and Plan of Merger dated March 24, 2015, whereby the Company acquired the issued and outstanding shares of Kofax for $11 per share for total cash consideration of approximately $1 billion. The Company funded the acquisition with its non-U.S. cash on hand and its existing credit facility programs. Due to the limited time since the closing of the acquisition, the initial accounting for the acquisition of Kofax is not finalized.

The addition of Kofax will enhance the Company’s industry-leading enterprise content management (“ECM”) and business process management (“BPM”) offerings and strengthen the Company’s portfolio of capture solutions in the market, ranging from Web portals and mobile devices to smart multifunction products (“MFPs”).

In addition to the cash consideration transferred, 1.2 million outstanding Kofax stock options were converted into 0.3 million options to purchase Lexmark stock and 2.9 million Kofax Long-term Incentive Plan restricted stock awards (“LTIPs”) were converted into 0.7 million Lexmark Restricted Stock Units (“RSUs”), respectively. The replacement awards issued by Lexmark are subject to the same terms and conditions as the Kofax awards, except that performance vesting conditions related to the Kofax LTIPs were waived for the replacement Lexmark RSUs. Accordingly the replacement Lexmark RSUs shall vest based solely on continued employment or service. The Company estimated fair values of both the Kofax awards and the replacement Lexmark awards as of the acquisition date. The estimated fair values of the stock options were based on a Black-Scholes valuation model utilizing the assumptions stated below. The estimated fair values of the LTIPs and RSUs were based on the stock prices of Kofax and Lexmark as of the acquisition date. The portion of the fair value of the Kofax awards related to service provided prior to the acquisition date is included in the consideration transferred for the purchase of Kofax. The difference between the fair value of the replacement Lexmark awards and the fair value of the Kofax awards will be recorded as future compensation cost over the weighted-average service period of approximately 1.4 years. The following table presents assumptions used in the valuations of the Kofax and Lexmark stock options.

	Kofax Options	Lexmark Options
Expected dividend yield	–	3.2%
Weighted average expected stock price volatility	22.5%	35.6%
Weighted average risk-free interest rate	1.3%	1.3%
Weighted average expected life of options (years)	4.2	4.2

Certain unvested Kofax LTIPs were accelerated as part of the acquisition; the acceleration was deemed to be for the benefit of Lexmark and constitutes a transaction recognized separately from the business combination. The portion of the payment for these awards related to service not yet completed was $2.6 million, which was excluded from consideration transferred and was recognized in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for the three and six months ended June 30, 2015.

The following table summarizes the consideration transferred to acquire Kofax. The number of issued and outstanding shares of Kofax was 92,251,889, all of which were acquired by the Company. Amounts shown in the table below include rounding.

Number of Kofax common shares issued and outstanding	92.3
Multiplied by cash consideration per common share outstanding	$11.00
Cash paid to Kofax shareholders	1,014.7
Reduction for separately recognized transaction	(2.6)
Total cash consideration	1,012.1
Fair value of Lexmark replacement stock options and RSUs related to pre-combination service	20.0
Total consideration transferred	$1,032.1

The following table summarizes the assets and liabilities recognized in the acquisition of Kofax. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date as follows.

	Estimated	Weighted-Average
	Fair Value	Useful Life (years)
Cash and cash equivalents	$41.1
Trade receivables	42.4
Inventories	1.1
Other current assets	19.5
Property, plant and equipment	6.9
Identifiable intangible assets:
Developed technology	185.4	5.0
Customer relationships	202.6	10.0
Trade names	12.7	4.0
Non-compete agreements	0.9	2.2
In-process technology (1)	1.5
Other long-term assets	4.4
Accounts payable	(7.3)
Deferred revenue	(39.6)
Other current liabilities	(53.5)
Other long-term liabilities	(8.7)
Deferred tax liability, net (2)	(118.8)
Total identifiable net assets	290.6
Goodwill	741.5
Total purchase price	$1,032.1

(1) Amortization to begin upon completion of the project.

(2) Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

Although there is no contingent consideration associated with the acquisition of Kofax, the Company assumed contingent consideration liabilities related to an earnout from a prior acquisition made by Kofax. The amount payable related to the earnout could range between $1.0 and $2.2 million, and $1.0 million was preliminarily recorded representing the estimated fair value of the obligation as of the acquisition date. The fair value measurement of the earnout takes into consideration the minimum contractual amount due to the sellers of the acquired company as well as the anticipated likelihood of certain performance thresholds being exceeded and the extent to which performance thresholds have been exceeded in the earlier earnout periods.

The preliminary fair value of trade receivables approximates its carrying value of $42.4 million. The gross amount due from customers is $43.1 million, of which $0.7 million is preliminarily estimated to be uncollectible as of the acquisition date.

The Company assumed defined benefit pension plans covering certain Kofax employees in Switzerland and other countries outside of the U.S. The purchase price allocation reflects a liability of $5.5 million related to the underfunded status of the plans.

The goodwill resulting from the Kofax acquisition was assigned to the Company’s Enterprise Software (formerly Perceptive Software) segment, and represents future revenue and profit growth. Refer to Note 14 of the Notes to Consolidated Condensed Financial Statements for more information on the name of the segment. The Company is currently unable to estimate the amount of goodwill expected to be deductible for income tax purposes. The preliminary total estimated fair value of intangible assets acquired was $403.1 million, with a weighted-average useful life of 7.5 years.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the acquisition date, if significant.

The purchase of Kofax is included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2015 in the amount of $971 million. Cash and cash equivalents acquired in the acquisition of Kofax were $41.1 million.

Lexmark acquisition-related costs of $13.6 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings for the six months ended June 30, 2015. Acquisition-related costs include finder’s fees, legal, advisory, valuation, accounting and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

Beginning in the second quarter of 2015, the Company’s consolidated results of operations include the results of the acquired Kofax businesses.  Since the date of the acquisition, revenue of $39.4 million and operating income of $1.1 million from the acquired Kofax businesses have been included in the Company’s consolidated results of operations for the three and six months ended June 30, 2015.

The unaudited pro forma results presented below include the effects of the acquisition of Kofax as if it had been completed as of January 1, 2014, the beginning of the comparable prior annual reporting period presented. Such unaudited pro forma financial results do not give pro forma effect to any other transaction or event. In addition, the unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition or costs necessary to obtain the anticipated synergies and benefits. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed as of January 1, 2014.

The unaudited pro forma results include the amortization associated with an estimate for the acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as fair value adjustments for deferred revenue. The unaudited pro forma provision for income taxes has also been adjusted for all periods, based upon the foregoing and following adjustments to historical results and using a 37.8% blended tax rate representing the combined U.S. federal and state statutory rates. There is no material effect to the unaudited pro forma results presented below related to retrospectively adjusting Kofax’s historical results for the change in accounting methodology for pension and other postretirement benefit plans adopted by Lexmark in the fourth quarter of 2013.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Unaudited pro forma revenue	$910.7	$960.4	$1,836.5	$1,898.1
Unaudited pro forma earnings	$(43.1)	$27.6	$(29.7)	$18.5

Unaudited pro forma earnings for the six months ended June 30, 2014 reflect acquisition-related costs of $33.4 million incurred by Lexmark and Kofax, which were historically recorded in the six months ended June 30, 2015 and which will not have an ongoing effect on the results of the combined entity. Unaudited pro forma earnings for the three and six months ended June 30, 2015 do not reflect acquisition-related costs of $30.8 million and $33.4 million that were historically recognized by Lexmark and Kofax in these respective periods. Additionally, unaudited pro forma earnings for the six months ended June 30, 2014 reflect $0.1 million of acquisition-related costs that were historically recognized in that period. Unaudited pro forma earnings for the six months ended June 30, 2014 reflect the aforementioned $2.6 million expense related to the accelerated vesting of certain Kofax LTIP awards that was historically recognized in the three and six months ended June 30, 2015; unaudited pro forma earnings for the three and six months ended June 30, 2015 do not reflect this expense.

Claron Technology, Inc.

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

	Estimated	Weighted-Average
	Fair Value	Useful Life (years)
Intangible assets subject to amortization:
Developed technology	$13.8	5.0
Customer relationships	2.1	7.0
Trade name	0.1	1.0
Total intangible assets subject to amortization	16.0	5.3

Intangible assets not subject to amortization:
In-process technology (1)	1.4
Total intangible assets not subject to amortization	1.4

Total identifiable intangible assets	$17.4

(1) Amortization commenced in the second quarter of 2015.

The goodwill resulting from the Claron acquisition was assigned to the Company’s Enterprise Software segment and includes projected future revenue and profit growth. Of the goodwill resulting from the acquisition, $10.9 million is expected to be deductible for income tax purposes.

The purchase of Claron is included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2015 in the amount of $30.3 million.

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

ReadSoft AB

The Company acquired a majority ownership of ReadSoft AB (“ReadSoft”) in 2014. In the first quarter of 2015 the Company obtained pre-title to all remaining shares of ReadSoft and accordingly derecognized the noncontrolling interest, which had been included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position. Measurement period adjustments determined in the second quarter of 2015 increased trade receivables by $2.4 million and decreased goodwill by $(2.4) million. The measurement period adjustments were based on information obtained subsequent to the acquisition related to certain trade receivables conditions that existed at the acquisition date. The December 31, 2014 balances of Trade receivables and Goodwill on the Consolidated Condensed Statements of Financial Position have been adjusted to include the effect of the measurement period adjustments.

4.           GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements the disclosures of goodwill and intangible assets shown below include amounts that are subject to measurement period adjustments.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during the six months ended June 30, 2015.

	ISS*	Enterprise Software	Total
Balance at December 31, 2014	$18.8	$584.6	$603.4
Goodwill acquired during the period	–	756.0	756.0
Foreign currency translation	(1.2)	(13.9)	(15.1)
Balance at June 30, 2015	$17.6	$1,326.7	$1,344.3

* Imaging Solutions and Services (“ISS”)

The Company recorded $756.0 million of goodwill related to the acquisitions of Claron and Kofax. Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for additional details regarding business combinations and measurement period adjustments. The Company does not have any accumulated impairment charges as of June 30, 2015.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	June 30, 2015			December 31, 2014
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets subject to amortization:
Customer relationships	$342.9	$(62.7)	$280.2	$141.3	$(51.7)	$89.6
Non-compete agreements	4.1	(2.8)	1.3	2.8	(2.6)	0.2
Technology and patents	491.5	(182.2)	309.3	291.5	(151.7)	139.8
Trade names and trademarks	62.4	(29.3)	33.1	50.0	(16.9)	33.1
Total	900.9	(277.0)	623.9	485.6	(222.9)	262.7

Intangible assets not subject to amortization:
In-process technology	2.0	–	2.0	1.6	–	1.6
Total	2.0	–	2.0	1.6	–	1.6

Total identifiable intangible assets	$902.9	$(277.0)	$625.9	$487.2	$(222.9)	$264.3

The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements, partially offset by foreign currency translation. Amortization expense related to intangible assets was $32.3 million and $55.4 million for the three and six months ended June 30, 2015, respectively, and $17.2 million and $35.1 million for the three and six months ended June 30, 2014, respectively. The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2015 (remaining six months)	$76.8
2016	122.0
2017	106.2
2018	93.2
2019	78.7
Thereafter	147.0
Total	$623.9

In-process technology refers to research and development efforts that were in process on the dates the Company acquired Saperion AG (“Saperion”) and Kofax. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite-lived asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process technology assets upon completion of the projects. In the second quarter of 2015, the Company began amortization of in-process technology assets acquired in the acquisitions of ReadSoft and Claron; these assets are included in Technology and patents in the table of intangible assets above.

In April 2015 the Company announced a strategic rebranding action, which involved changing the name of the Company’s Perceptive Software segment to Enterprise Software. As a result of this change the Company accelerated amortization of its Perceptive Software trade name asset, resulting in an additional $5.7 million and $7.5 million being recognized in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for the three and six months ended June 30, 2015, respectively. The Company currently intends to amortize the asset fully by the end of 2015. The Company will continue to use the Perceptive Software trade name in some of its software product names. The carrying amount of the asset was $14.5 million at June 30, 2015. Refer to Note 14 of the Notes to Consolidated Condensed Financial Statements for more information on the rebranding.

The Company includes its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position and therefore has excluded these assets and amortization from the disclosures above. The gross and net carrying amounts of internal-use software at June 30, 2015 were $504.8 million and $150.1 million, respectively. The gross and net carrying amounts of internal-use software at December 31, 2014 were $484.8 million and $164.2 million, respectively.

5.          RESTRUCTURING CHARGES

2015 Restructuring Actions

General

On July 21, 2015, the Company announced restructuring actions (the “2015 Restructuring Actions”) designed to increase profitability and operational efficiency. These Company-wide restructuring actions are expected to be broad-based but are primarily expected to capture the anticipated cost and expense synergies from the Kofax and ReadSoft acquisitions. Additionally, as the strong U.S. dollar continues to negatively impact the Company’s earnings, restructuring actions will also be taken to reduce cost and expense structure in the ISS segment and corporate organization. Primary Company-wide impact will be general and administrative, marketing and development positions as well as the consolidation of regional facilities.

The 2015 Restructuring Actions are expected to impact about 500 positions worldwide over the next 18-month period with approximately one-third of the positions being shifted to low-cost countries. The 2015 Restructuring Actions will result in total pre-tax charges of approximately $35 million, with $32.2 million incurred to date and approximately $2 million and $1 million to be incurred in 2015 and 2016, respectively. The Company expects the total cash costs of the 2015 Restructuring Actions to be approximately $35 million, with $32.2 million accrued to date and approximately $2 million and $1 million remaining to be incurred in 2015 and 2016, respectively.

The Company expects to incur total charges related to the 2015 Restructuring Actions of approximately $6 million in ISS, $11 million in All other and $18 million in Enterprise Software.

Impact to 2015 Financial Results

For the three and six months ended June 30, 2015, charges for the Company’s 2015 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring	Impact on
	and related	Operating
	charges	income
Employee termination benefit charges	$32.1	$32.1
Contract termination and lease charges	0.1	0.1
Total restructuring charges	$32.2	$32.2

For the three and six months ended June 30, 2015, the Company incurred restructuring charges in connection with the 2015 Restructuring Actions in the Company’s segments as follows:

ISS	$3.6
All other	10.1
Enterprise Software	18.5
Total charges	$32.2

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2015 Restructuring Actions. The total restructuring liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2015	$–	$–	$–
Costs incurred	32.1	0.1	32.2
Reversals (1)	–	–	–
Total restructuring charges, net	32.1	0.1	32.2
Payments and other (2)	–	–	–
Balance at June 30, 2015	$32.1	$0.1	$32.2

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

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges of approximately $178 million, with $176.7 million incurred to date and approximately $1 million remaining to be incurred in 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $103 million with $101.6 million incurred to date and approximately $1 million remaining to be incurred in 2015.

The Company expects to incur total charges related to the 2012 Restructuring Actions of approximately $134 million in ISS, $29 million in All other and $15 million in Enterprise Software.

Impact to 2015 and 2014 Financial Results

For the three months ended June 30, 2015, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
	related costs	Gross profit	administrative	charges	income
Accelerated depreciation
charges	$–	$–	$0.5	$–	$0.5
Excess components and other
inventory-related charges	0.7	0.7	–	–	0.7
Employee termination benefit
charges	–	–	–	1.8	1.8
Contract termination and lease
charges	–	–	–	(0.2)	(0.2)
Total restructuring charges	$0.7	$0.7	$0.5	$1.6	$2.8

For the six months ended June 30, 2015, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation
charges	$0.1	$0.1	$0.5	$–	$0.6
Excess components and other
inventory-related charges	0.7	0.7	–	–	0.7
Employee termination benefit
charges	–	–	–	1.6	1.6
Contract termination and lease
charges	–	–	–	(0.2)	(0.2)
Total restructuring charges	$0.8	$0.8	$0.5	$1.4	$2.7

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

For the three and six months ended June 30, 2015 and 2014, the Company incurred restructuring charges in connection with the 2012 Restructuring Actions in the Company’s segments as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
ISS	$1.8	$6.6	$1.9	$13.2
All other	0.1	1.1	0.3	2.3
Enterprise Software	0.9	–	0.5	0.5
Total charges	$2.8	$7.7	$2.7	$16.0

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2012 Restructuring Actions. The total restructuring liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2015	$10.8	$2.6	$13.4
Costs incurred	1.8	–	1.8
Reversals (1)	(0.2)	(0.2)	(0.4)
Total restructuring charges, net	1.6	(0.2)	1.4
Payments and other (2)	(9.3)	(1.2)	(10.5)
Balance at June 30, 2015	$3.1	$1.2	$4.3

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

Other Restructuring Actions

For the three months ended June 30, 2014, amounts recorded in the Consolidated Condensed Statements of Earnings for other restructuring actions that are substantially completed were as follows:

	Restructuring	Impact on
	and related	Operating
	charges	income
Contract termination and lease charges	$0.8	$0.8
Total restructuring charges	$0.8	$0.8

For the six months ended June 30, 2014, amounts recorded in the Consolidated Condensed Statements of Earnings for other restructuring actions that are substantially completed were as follows:

	Restructuring	Impact on
	and related	Operating
	charges	income
Employee termination benefit charges	$1.1	$1.1
Contract termination and lease charges	0.8	0.8
Total restructuring charges	$1.9	$1.9

For the three and six months ended June 30, 2014, the Company incurred restructuring charges in connection with other restructuring actions in the Company’s segments as follows:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
ISS	$0.8	$0.9
All other	0.1	0.6
Enterprise Software	(0.1)	0.4
Total charges	$0.8	$1.9

The Company had no incurred liability for other restructuring actions as of June 30, 2015 or December 31, 2014.

6.          DEBT

The carrying value of the Company’s outstanding long-term debt consists of the following:

	June 30,	December 31,
	2015	2014
Trade receivables facility	$88.0	$–
Credit facility	280.0	–
Senior notes, due 2018	299.8	299.7
Senior notes, due 2020	400.0	400.0
	$1,067.8	$699.7
Current portion of long-term debt	(10.0)	–
	$1,057.8	$699.7

In addition to the information in the table above, the Company borrowed and repaid $418 million and $50 million, respectively, during the six months ended June 30, 2015 related to the Kofax acquisition, which is presented gross on the Consolidated Condensed Statements of Cash Flows. The Company does not expect to repay the borrowings related to the Kofax acquisition within the next twelve months and therefore is presenting these debt activities on a gross basis on the Consolidated Condensed Statements of Cash Flows. The Company presents borrowings and repayments of less than 90 days on a net basis on the Consolidated Condensed Statements of Cash Flows.

Trade Receivables Facility

In the U.S., the Company and Lexmark Enterprise Software, LLC (“LESL”) transfer a majority of their receivables to a wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly-owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price. At June 30, 2015, the Company had total accounts receivable pledged as collateral of $139.6 million held by LRC which were included in Trade receivables in the Company’s Consolidated Condensed Statements of Financial Position.

In October 2014, the trade receivables facility was amended by extending the term of the facility to October 7, 2016. The maximum capital availability under the facility remains at $125 million under the amended agreement. The Company expects the outstanding balance of $88.0 million will remain outstanding for more than 12 months and has accordingly classified the outstanding balance of the trade receivables facility as long-term on the Consolidated Condensed Statements of Financial Position at June 30, 2015. Interest on borrowings is calculated using daily 1-month LIBOR index or conduit commercial paper rates plus a spread of 0.40% along with a liquidity fee of 0.40%.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables transferred. As collections reduce previously transferred receivables, the Company and LESL may replenish these with new receivables. Lexmark and LESL bear a limited risk of bad debt losses on the trade receivables transferred, since the Company and LESL over-collateralize the receivables transferred with additional eligible receivables. Lexmark and LESL address this risk of loss in the allowance for doubtful accounts. Receivables transferred to the unrelated third-party may not include amounts over 90 days past due or concentrations over certain limits with any one customer. The facility also contains customary cash control triggering events which, if triggered, could adversely affect the Company’s liquidity and/or its ability to obtain secured borrowings. A downgrade in the Company’s credit rating would reduce the amount of secured borrowings available under the facility.

Credit Facility

Effective February 5, 2014, Lexmark amended its current $350 million 5-year senior, unsecured, multicurrency revolving credit facility, entered into on January 18, 2012, by increasing its size to $500 million. In addition, the maturity date of the amended credit facility was extended to February 5, 2019. The outstanding balance of the revolving credit facility was $280.0 million as of June 30, 2015 including $10.0 million related to swingline borrowings, which is considered current and is included in Current portion of long-term debt on the Company’s Consolidated Condensed Statements of Financial Position.

The facility provides for the availability of swingline loans and multicurrency letters of credit. Under certain circumstances and subject to certain conditions, the aggregate amount available under the facility may be increased to a maximum of $650 million. Interest on swingline borrowings under the facility is determined based on the offered rate at the time of the loan. Interest on ABR and Eurocurrency borrowings are based on the Adjusted Base Rate and Adjusted LIBO Rate, respectively, plus in each case a margin that is adjusted on the basis of a combination of the Company’s consolidated leverage ratio and the Company’s index debt rating. The commitment fee was 0.20% as of June 30, 2015.

The amended credit facility contains customary affirmative and negative covenants and also contains certain financial covenants, including those relating to a minimum interest coverage ratio of not less than 3.0 to 1.0 and a maximum leverage ratio of not more than 3.0 to 1.0 as defined in the agreement. The amended credit facility also limits, among other things, the Company’s indebtedness, liens and fundamental changes to its structure and business. The Company was in compliance with all covenants and other requirements set forth in the facility agreement at June 30, 2015 and December 31, 2014.

Senior Notes

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

Short-Term Debt

During the second quarter of 2015, the Company entered into an agreement for an uncommitted revolving credit facility. Under the agreement, the Company may borrow up to a total of $100 million. There were no outstanding borrowings under the uncommitted revolving credit facility at June 30, 2015.

7.          INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2015	2014
Raw materials	$30.3	$29.8
Work in process	39.5	31.4
Finished goods	204.9	191.8
Inventories	$274.7	$253.0

8.          ACCRUED LIABILITIES AND OTHER LIABILITIES

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:

	2015	2014
Balance at January 1	$22.4	$30.5
Accruals for warranties issued	20.2	24.7
Accruals related to pre-existing warranties (including
changes in estimates)	6.5	2.6
Settlements made (in cash or in kind)	(29.1)	(33.4)
Balance at June 30	$20.0	$24.4

Deferred Extended Warranty Revenue:

	2015	2014
Balance at January 1	$180.3	$179.9
Revenue deferred for new extended warranty contracts	38.5	42.7
Revenue recognized	(46.3)	(44.9)
Balance at June 30	$172.5	$177.7
Current portion	73.1	77.8
Non-current portion	99.4	99.9
Balance at June 30	$172.5	$177.7

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

9.           INCOME TAXES

The Provision for income taxes was an expense of $7.7 million and $17.2 million for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate was (26.9)% and 31.4% for the three months ended June 30, 2015 and 2014, respectively. The 58.3 percentage point change in the effective tax rate is primarily attributable to an increase in tax expense in profitable jurisdictions compounded by an overall pretax loss for the quarter and additional discrete tax adjustments of $2.2 million related to the revaluation of certain deferred taxes due to exchange rate fluctuations and $2.3 million related to the correction of immaterial errors discovered during the continued substantiation of deferred tax asset and liability positions.

The Provision for income taxes was an expense of $21.6 million and $33.2 million for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate was 423.5% and 33.2% for the six months ended June 30, 2015 and 2014, respectively. The 390.3 percentage point change in the effective tax rate was primarily attributable to an increase in tax expense in profitable high tax jurisdictions compounded by an increase in losses in lower tax jurisdictions and additional discrete tax adjustments of $3.4 million related to the revaluation of certain deferred taxes due to exchange rate fluctuations and $2.2 million related to the correction of immaterial errors discovered during the continued substantiation of deferred tax asset and liability positions.

10.          STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

The following section summarizes significant changes in Stockholders’ Equity for the three and six months ended June 30, 2015.

Capital In Excess of Par

For the six months ended June 30, 2015, Capital in excess of par increased $45.3 million. The increase was primarily driven by $20.0 million recognized for the fair value of Lexmark replacement stock options and RSUs related to pre-combination services resulting from the Company’s acquisition of Kofax, share-based compensation awards of $16.5 million and stock option exercises of $5.6 million. Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for additional information regarding the Company’s acquisition of Kofax.

Treasury Stock

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of June 30, 2015, there was approximately $59 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

The Company did not repurchase any shares of its Class A Common Stock during the three months ended June 30, 2015. During the six months ended June 30, 2015, the Company repurchased approximately 0.7 million shares at a cost $30.0 million. During the three and six months ended June 30, 2014, the Company repurchased approximately 0.4 and 1.0 million shares at a cost of $19.0 and $40.0 million, respectively. As of June 30, 2015, the Company had repurchased approximately 112.9 million shares of its Class A Common Stock for an aggregate cost of approximately $4.79 billion since the inception of the program in April 1996. As of June 30, 2015, the Company had reissued approximately 0.5 million previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at June 30, 2015 were 36.4 million. Share repurchases for the six months ended June 30, 2015 were executed via accelerated share repurchase (“ASR”) agreements.

Dividends

The Company’s dividend activity during the six months ended June 30, 2015 was as follows:

			Lexmark International, Inc.
			Class A Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 19, 2015	March 02, 2015	March 13, 2015	$0.36	$22.1
April 21, 2015	May 29, 2015	June 12, 2015	$0.36	$22.0

The payment of the cash dividends also resulted in the issuance of dividend equivalent units to holders of RSUs. Diluted weighted-average Lexmark Class A Common Stock share amounts presented reflect this issuance. All cash dividends and dividend equivalent units are accounted for as reductions of Retained earnings.

Accumulated Other Comprehensive Loss

The following tables provide the tax benefit or expense attributed to each component of Other comprehensive earnings (loss):

	Three Months Ended
	June 30, 2015			June 30, 2014
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$12.4	$–	$12.4	$4.6	$–	$4.6
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.1)	–	(0.1)	(0.1)	0.1	(0.2)
Net unrealized loss on marketable securities - OTTI	–	–	–	(0.1)	–	(0.1)
Net unrealized (loss) gain on marketable securities	(0.9)	0.1	(1.0)	0.5	(0.2)	0.7
Unrealized loss on cash flow hedges	(38.0)	4.2	(42.2)	–	–	–
Total other comprehensive (loss) earnings	$(26.6)	$4.3	$(30.9)	$4.9	$(0.1)	$5.0

	Six Months Ended
	June 30, 2015			June 30, 2014
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(37.2)	$–	$(37.2)	$4.5	$–	$4.5
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.2)	–	(0.2)	–	–	–
Net unrealized loss on marketable securities - OTTI	–	–	–	(0.1)	–	(0.1)
Net unrealized (loss) gain on marketable securities	(0.1)	–	(0.1)	0.8	(0.4)	1.2
Unrealized gain on cash flow hedges	13.7	(1.5)	15.2	–	–	–
Total other comprehensive (loss) earnings	$(23.8)	$(1.5)	$(22.3)	$5.2	$(0.4)	$5.6

The change in Accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2015, consists of the following:

		Recognition of
		Pension and Other	Net
	Foreign	Postretirement	Unrealized	Unrealized	Accumulated
	Currency	Benefit Plans	Gain (Loss) on	Gain (Loss) on	Other
	Translation	Prior Service Credit,	Marketable	Cash Flow	Comprehensive
	Adjustment	Net of (Amortization)	Securities	Hedges	(Loss) Earnings
Balance at March 31, 2015	$(158.4)	$1.1	$0.9	$67.6	$(88.8)
Other comprehensive (loss) earnings before reclassifications	12.4	–	0.2	(21.2)	(8.6)
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.1)	(1.1)	(16.8)	(18.0)
Net current-period other comprehensive (loss) earnings	12.4	(0.1)	(0.9)	(38.0)	(26.6)
Balance at June 30, 2015	$(146.0)	$1.0	$–	$29.6	$(115.4)

		Recognition of
		Pension and Other	Net
	Foreign	Postretirement	Unrealized	Unrealized	Accumulated
	Currency	Benefit Plans	Gain (Loss) on	Gain (Loss) on	Other
	Translation	Prior Service Credit,	Marketable	Cash Flow	Comprehensive
	Adjustment	Net of (Amortization)	Securities	Hedges	(Loss) Earnings
Balance at December 31, 2014	$(108.8)	$1.2	$0.1	$15.9	$(91.6)
Other comprehensive (loss) earnings before reclassifications	(37.2)	–	1.4	45.8	10.0
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.2)	(1.5)	(32.1)	(33.8)
Net current-period other comprehensive (loss) earnings	(37.2)	(0.2)	(0.1)	13.7	(23.8)
Balance at June 30, 2015	$(146.0)	$1.0	$–	$29.6	$(115.4)

The change in Accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2014, consists of the following:

		Recognition of	Net	Net
		Pension and Other	Unrealized	Unrealized
	Foreign	Postretirement	Gain (Loss) on	Gain (Loss)	Accumulated
	Currency	Benefit Plans	Marketable	on	Other
	Translation	Prior Service Credit,	Securities –	Marketable	Comprehensive
	Adjustment	Net of (Amortization)	OTTI	Securities	(Loss) Earnings
Balance at March 31, 2014	$(37.7)	$1.5	$0.1	$1.2	$(34.9)
Other comprehensive (loss) earnings before reclassifications	4.6	0.1	(0.1)	1.1	5.7
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.2)	–	(0.6)	(0.8)
Net current-period other comprehensive (loss) earnings	4.6	(0.1)	(0.1)	0.5	4.9
Balance at June 30, 2014	$(33.1)	$1.4	$–	$1.7	$(30.0)

		Recognition of	Net	Net
		Pension and Other	Unrealized	Unrealized
	Foreign	Postretirement	Gain (Loss) on	Gain (Loss)	Accumulated
	Currency	Benefit Plans	Marketable	on	Other
	Translation	Prior Service Credit,	Securities –	Marketable	Comprehensive
	Adjustment	Net of (Amortization)	OTTI	Securities	(Loss) Earnings
Balance at December 31, 2013	$(37.6)	$1.4	$0.1	$0.9	$(35.2)
Other comprehensive (loss) earnings before reclassifications	4.5	0.2	(0.1)	1.7	6.3
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.2)	–	(0.9)	(1.1)
Net current-period other comprehensive (loss) earnings	4.5	–	(0.1)	0.8	5.2
Balance at June 30, 2014	$(33.1)	$1.4	$–	$1.7	$(30.0)

The following tables provide details of amounts reclassified from Accumulated other comprehensive loss:

	Amount Reclassified from
	Accumulated Other
	Comprehensive (Loss) Earnings

Details about Accumulated Other	Three Months Ended
Comprehensive (Loss) Earnings	June 30,	June 30,
Components	2015	2014	Affected Line Item in the Statements of Earnings
Recognition of pension and
other postretirement benefit plans
prior service credit
Amortization of prior service benefit	$0.2	$0.2	Note 12, Employee Pension and Postretirement Plans
	(0.1)	–	Tax benefit (liability)
	$0.1	$0.2	Net of tax

Unrealized gains and (losses) on
Marketable securities
Non-OTTI	$1.2	$0.7	Other expense (income), net
	(0.1)	(0.1)	Tax (liability) benefit
	$1.1	$0.6	Net of tax

Unrealized gain on cash flow hedges
	$18.3	$–	Revenue
	0.4	–	Other expense (income), net
	(1.9)	–	Tax (liability) benefit
	$16.8	$–	Net of tax

Total reclassifications for the period	$18.0	$0.8	Net of tax

	Amount Reclassified from
	Accumulated Other
	Comprehensive (Loss) Earnings

Details about Accumulated Other	Six Months Ended
Comprehensive (Loss) Earnings	June 30,	June 30,
Components	2015	2014	Affected Line Item in the Statements of Earnings
Recognition of pension and other postretirement benefit plans prior service credit
Amortization of prior service benefit	$0.4	$0.3	Note 12, Employee Pension and Postretirement Plans
	(0.2)	(0.1)	Tax (liability) benefit
	$0.2	$0.2	Net of tax

Unrealized gains and (losses) on marketable securities
Non-OTTI	$1.7	$1.0	Other expense (income), net
	(0.2)	(0.1)	Tax (liability) benefit
	$1.5	$0.9	Net of tax

Unrealized gain on cash flow hedges
	$34.7	$–	Revenue
	0.9	–	Other expense (income), net
	(3.5)	–	Tax (liability) benefit
	$32.1	$–	Net of tax

Total reclassifications for the period	$33.8	$1.1	Net of tax

11.          EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Numerator:
Net (loss) earnings	$(36.3)	$37.5	$(16.5)	$66.8
Denominator:
Weighted average shares used to compute basic EPS	61.5	62.2	61.4	62.1
Effect of dilutive securities -
Employee stock plans	–	1.2	–	1.3
Weighted average shares used to compute diluted EPS	61.5	63.4	61.4	63.4

Basic net EPS	$(0.59)	$0.60	$(0.27)	$1.08
Diluted net EPS	$(0.59)	$0.59	$(0.27)	$1.05

Outstanding stock based compensation awards were not considered in the diluted EPS calculation due to the Company’s net loss position for the three and six months ended June 30, 2015. RSUs, stock options, and dividend equivalent units totaling 1.2 million and 1.3 million shares of Class A Common Stock for the three and six months ended June 30, 2014, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of June 30, 2015, there were approximately 0.1 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

12.          EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and six months ended June 30, 2015 and 2014 were as follows:

Pension Benefits:	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Service cost	$1.6	$1.1	$3.1	$2.2
Interest cost	7.6	8.8	15.2	17.6
Expected return on plan assets	(11.3)	(11.3)	(22.5)	(22.4)
Actuarial loss (gain)	0.9	(1.7)	0.9	(1.7)
Net periodic benefit (credit) cost	$(1.2)	$(3.1)	$(3.3)	$(4.3)

Other Postretirement Benefits:	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.2	0.3	0.4	0.5
Amortization of prior service (benefit) cost	(0.2)	(0.2)	(0.4)	(0.3)
Actuarial loss (gain)	(0.5)	(1.2)	(0.5)	(1.2)
Net periodic benefit (credit) cost	$(0.4)	$(1.0)	$(0.3)	$(0.7)

For the six months ended June 30, 2015, $6.2 million of contributions have been made to the Company’s pension and postretirement plans. The Company currently expects to contribute approximately $9 million to its pension and other postretirement plans for the remainder of 2015.

Cost of Pension Benefits for the three months and six months ended June 30, 2015, includes defined benefit pension plans assumed in the acquisition of Kofax on May 21, 2015. Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for details related to this acquisition.

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

Fair Value Hedges

Net outstanding notional amount of derivative positions as of June 30, 2015 is in the table that follows. These positions were driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below:

Long (Short) Positions by Currency (in USD)	June 30, 2015
EUR / USD	$73.4
EUR / GBP	(32.5)
GBP / USD	31.8
Other, net	(62.7)
Total	$10.0

As of June 30, 2015 and December 31, 2014, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Gross asset position	$1.6	$–	$–	$0.6
Gross (liability) position	–	–	(2.2)	(3.9)
Net asset (liability) position (1)	1.6	–	(2.2)	(3.3)
Gross amounts not offset (2)	–	–	–	–
Net amounts	$1.6	$–	$(2.2)	$(3.3)

(1) Amounts presented in the Consolidated Condensed Statements of Financial Position

(2) Amounts not offset in the Consolidated Condensed Statements of Financial Position

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in
	Cost of revenue*				Other expense (income), net
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Fair Value Hedging	June 30		June 30		June 30		June 30
Relationships	2015	2014	2015	2014	2015	2014	2015	2014
Foreign exchange contracts	$(1.1)	$0.9	$3.1	$0.7	$0.2	$–	$0.6	$(0.2)
Underlying	2.3	(0.3)	(2.7)	0.8	0.2	–	0.1	(0.6)
Total	$1.2	$0.6	$0.4	$1.5	$0.4	$–	$0.7	$(0.8)

* Gains and losses recorded in Cost of revenue are included in Product on the Consolidated Condensed Statements of Earnings

Cash Flow Hedges

The Company’s cash flow hedging contracts are not subject to master netting agreements or other terms under U.S. GAAP that allow net presentation in the Consolidated Condensed Statements of Financial Position. The total notional amounts as of June 30, 2015 of the Company’s foreign exchange options designated as cash flow hedges of anticipated Euro and British pound denominated sales were $651.5 million and $44.9 million, respectively. As of June 30, 2015 and December 31, 2014, the Company had the following gross derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position for its cash flow hedges:

	June 30,	December 31,
Foreign Exchange Contracts	2015	2014
Gross asset position	$46.4	$28.3
Gross (liability) position	(12.7)	(8.6)

The Company had the following gains and (losses) related to derivative instruments qualifying and designated as cash flow hedging instruments and related hedged items recorded on the Consolidated Condensed Statements of Comprehensive Earnings:

Location of gain
(loss) reclassified
from Accumulated
			other comprehensive	Pre-tax amount of gain (loss)
	Amount of after-tax gain (loss)		loss into Net	reclassified from Accumulated other
	recognized in Other comprehensive		earnings	comprehensive loss into Net earnings
	(loss) earnings (effective portion)		(effective portion)	(effective portion)
Cash Flow Hedging	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
Relationships	June 30, 2015	June 30, 2015		June 30, 2015	June 30, 2015
Foreign Exchange
Contracts	$(38.0)	$13.7	Revenue	$18.3	$34.7

The Company discontinued hedge accounting for certain derivative instruments previously designated as cash flow hedges because it was probable that the underlying forecasted transaction would not occur. As a result, gains of $0.9 million were reclassified into earnings during the six months ended June 30, 2015 and gains of $0.4 million were reclassified into earnings during the three months ended June 30, 2015, and recognized as a component of Other expense (income), net on the Consolidated Condensed Statements of Earnings.

As of June 30, 2015 and December 31, 2014, deferred net gains on derivative instruments recorded in Accumulated other comprehensive loss were $32.8 million and $17.6 million respectively, pre-tax. If realized, all amounts as of June 30, 2015 will be reclassified into earnings during the next 12 months. No gains or losses were reclassified into earnings for cash flow hedges for the six months ended June 30, 2014. Ineffective portions of hedges are immediately recognized in current period earnings. There were no material gains or losses related to the ineffective portion of hedges recognized in the six months ended June 30, 2015 or 2014.

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

Enterprise Software offers a complete suite of ECM, BPM, document output management (“DOM”), intelligent data capture and search software as well as associated industry specific solutions. The Company acquired ReadSoft on August 19, 2014, GNAX Healthcare, LLC (“GNAX Health”) on October 14, 2014, Claron on January 2, 2015 and Kofax on May 21, 2015. These acquisitions further expanded and strengthened the solutions available in the Enterprise Software segment.

The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or non-operating income/expense items for management reporting purposes. Segment operating (loss) income includes: selling, general and administrative; research and development; restructuring and related charges; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand-alone basis or may not be indicative of results of other enterprises in similar businesses. All other operating income (loss) includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, certain occupancy costs, certain pension and other postretirement benefit plan costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal and human resources. Acquisition-related costs and integration expenses are also included primarily in All other.

The following table includes information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Revenue:
ISS	$740.4	$830.3	$1,506.0	$1,647.0
Enterprise Software	138.9	61.5	225.3	122.5
Total revenue	$879.3	$891.8	$1,731.3	$1,769.5

Operating (loss) income:
ISS	$137.6	$158.3	$277.2	$314.8
Enterprise Software	(34.8)	(21.1)	(52.8)	(44.4)
All other	(122.0)	(74.8)	(201.4)	(154.1)
Total operating (loss) income	$(19.2)	$62.4	$23.0	$116.3

Operating (loss) income noted above for the three months ended June 30, 2015 includes restructuring charges of $5.4 million in ISS, $19.4 million in Enterprise Software and $10.2 million in All other. Operating (loss) income related to Enterprise Software for the three months ended June 30, 2015 also includes $31.7 million of amortization expense related to intangible assets acquired by the

Company. Operating (loss) income noted above for the six months ended June 30, 2015 includes restructuring charges of $5.5 million in ISS, $19.0 million in Enterprise Software and $10.4 million in All other. Operating (loss) income related to Enterprise Software for the six months ended June 30, 2015 also includes $54.1 million of amortization expense related to intangible assets acquired by the Company.

Operating (loss) income noted above for the three months ended June 30, 2014 includes restructuring charges (reversals) of $7.4 million in ISS, $(0.1) million in Enterprise Software and $1.2 million in All other. Operating (loss) income related to Enterprise Software for the three months ended June 30, 2014 also includes $16.5 million of amortization expense related to intangible assets acquired by the Company. Operating (loss) income related to All other for the three months ended June 30, 2014 includes a pension and other postretirement benefit plan actuarial gain of $2.9 million. Operating (loss) income noted above for the six months ended June 30, 2014 includes restructuring charges of $14.1 million in ISS, $0.9 million in Enterprise Software and $2.9 million in All other. Operating (loss) income related to Enterprise Software for the six months ended June 30, 2014 includes $33.7 million of amortization expense related to intangible assets acquired by the Company. Operating (loss) income related to All other for the six months ended June 30, 2014 includes a pension and other postretirement benefit plan actuarial gain of $2.9 million.

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

The Company has not established an accrual for the Nuance litigation because it has not determined that a loss with respect to such litigation is probable. Although there is a reasonable possibility of a potential loss with respect to the Nuance litigation, given the finding of non-infringement by the jury, the District Court’s denial of Nuance’s post-trial motion and ABBYY’s indemnification obligations, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

Copyright Fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of June 30, 2015, the Company has accrued approximately $28.6 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. The $27.7 million decrease in the liability compared to December 31, 2014 was due to a reversal of approximately $23.5 million in the second quarter of 2015 based on the Company’s anticipated settlement of copyright levies for single function printer devices sold in Germany prior to December 31, 2007, as discussed below, and foreign currency translation.

As of June 30, 2015, approximately $23.8 million of the $28.6 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers sold in Germany.

The VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company (“HP”) in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers. The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by a decision of the court of final appeal in the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) issued a judgment in the VG Wort/HP litigation that single function printer devices sold in Germany prior to December 31, 2007 were not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05). VG Wort filed an appeal with the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the ruling that single function printers are not subject to levies. On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Communities (“CJEU”) and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and submitted several questions regarding the interpretation of Directive 2001/29/EC on the harmonization of certain aspects of copyright and related rights in the information society to the CJEU for a decision. The CJEU issued its opinion on June 27, 2013 and the matter has been remitted back to the German Federal Supreme Court for further proceedings. On July 3, 2014, the German Federal Supreme Court announced its judgment finding that single function printers were covered under the pre-2008 German copyright levy laws and remanded the matter back to the lower courts to assess the amount of any such copyright levy.

In December 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether, and to what extent, copyright levies should be imposed on single function printers sold by the Company in Germany from 2001 to 2007. In its submissions to the Patent and Trademark Office in Munich, the Company asserted that all claims for levies on single function printers sold by the Company in Germany should be dismissed. On February 22, 2011 the arbitration board issued a partial decision finding that the claims of VG Wort for the years 2001 through 2005 were time barred by the statute of limitations. On October 27, 2011, the arbitration board further found that the copyright levy claims for single function printers for the years 2006 and 2007 should be dismissed pursuant to the October 2002 agreement between the Company and VG Wort finding the parties agreed to be bound by the judgment of the German Federal Supreme Court of December 6, 2007, which dismissed VG Wort’s copyright levy claims for single function printers. VG Wort has filed objections against these non-binding decisions and, on April 25, 2012, filed legal action against the Company in the Munich (Civil) Court of Appeals seeking to collect copyright levies for single function printers sold by the Company in Germany from 2001 to 2007. In contesting VG Wort’s filing, the Company is seeking the Munich (Civil) Court of Appeals’ determination that the Company does not owe copyright levies for single function printers sold by the Company in Germany for the contested period. On June 6, 2013, the Munich (Civil) Court of Appeals ruled that the Company’s payment obligation for single-function printers sold until 2007 is dependent on the final outcome of the industry-wide litigation of VG Wort vs. HP described above. On June 26, 2013, the Company filed a complaint against denial of leave of appeal with the German Federal Supreme Court. On June 12, 2014, the German Federal Supreme Court denied the Company’s appeal.  The Company has appealed the decision to the German Federal Constitutional Court challenging the lower court’s ruling.

In July of 2015, German copyright societies, including VG Wort, and the Federal Association for Information Technology, Telecommunications and New Media, BITKOM, after receiving the required voting approvals for their respective organizations, entered into a settlement agreement establishing a copyright levy fee schedule for sales of single function printer devices in Germany from 2001 through 2007 to resolve all liabilities for copyright levies for the sale of these devices during this time-period (“Settlement Agreement”). As authorized by the Settlement Agreement, manufacturers or importers of single function devices into Germany from 2001 through 2007 have until August 31, 2015 to join and be bound by the Settlement Agreement to resolve all past liabilities and claims. Lexmark intends to join and be bound by the terms of this Settlement Agreement. As a result, per the terms of the settlement fee schedule, Lexmark anticipates its payment to be approximately $24 million, which is reflected in the accrual set forth above. Payment of this amount by the Company would be made in the fourth quarter of 2015.

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

ASU 2014-09, as issued in May 2014, will be effective for the Company on January 1, 2017 and may be adopted through either retrospective application to all periods presented in the financial statements or through a cumulative effect adjustment to retained earnings by applying the new guidance to contracts that still require performance at the effective date. Early adoption is not permitted. On July 9, 2015, the FASB decided to provide a one year delay in the effective date of ASU 2014-09 disclosed above and to allow early adoption up to, but not before, the original effective date; however, a final ASU delaying the effective date has not been issued.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments under ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt liability rather than as a deferred charge asset as required under current guidance. ASU 2015-03 also requires that the amortization of debt issuance costs be reported as interest expense. The amendments in ASU 2015-03 will be effective for the Company starting January 1, 2016 and must be applied on a retrospective basis. Early adoption is permitted. At the June 18, 2015 meeting of the Emerging Issues Task Force, the SEC observer stated that reporting entities may continue to present the cost of securing a revolving line of credit as a deferred charge asset, regardless of whether a balance is outstanding, and amortize such costs over the term of the revolving debt arrangement. Approximately $3 million of debt issuance costs related to the Company’s senior notes maturing in 2018 and 2020 would have been deducted from the carrying amount of Long-term debt as of June 30, 2015 had the Company adopted the amended guidance.

The FASB issued other accounting guidance during the period that is not applicable to the Company’s consolidated condensed financial statements and, therefore, is not discussed above.

17.          SUBSEQUENT EVENTS

On July 23, 2015, the Company’s Board of Directors approved a quarterly dividend of $0.36 per share of Class A Common Stock. The dividend is payable September 11, 2015 to stockholders of record on August 28, 2015.

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

While focusing on core strategic initiatives, Lexmark has taken actions over the last few years to improve its cost and expense structure. As a result of restructuring initiatives, significant changes have been implemented, from the consolidation and reduction of the manufacturing and support infrastructure and the increased use of shared service centers in low-cost countries, to the exit of inkjet technology. In July 2015, the Company announced restructuring actions designed to increase profitability and operational efficiency.  In 2012, the Company announced restructuring actions including exiting the development and manufacturing of its remaining inkjet hardware. As previously reported, in the second quarter of 2013, the Company sold its inkjet-related technology and assets.

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

Enterprise Software

Lexmark’s software strategy is to deliver affordable, industry and process-specific workflow enhancing solutions through deep industry expertise and a broad content and process management software platform, in a model that is easy to integrate, use and support. The Company acquired Perceptive Software, Inc. in 2010; Pallas Athena Holdings B.V. in 2011; BDGB Enterprise Software

(Lux) S.C.A. (“Brainware”), ISYS Search Software Pty Ltd., Nolij Corporation and Acuo Technologies, LLC in 2012; AccessVia, Inc., Twistage, Inc., Saperion and PACSGEAR, Inc. in 2013, ReadSoft and GNAX Health in 2014, Claron in the first quarter of 2015, and Kofax in the second quarter of 2015. These acquisitions enhance Lexmark’s capabilities as a content and process management solutions provider, expand the Company’s market opportunity and provide a core strategic component for the Company’s future.

On May 21, 2015 the Company completed its acquisition of Kofax for total cash consideration of approximately $1 billion. The Company funded the acquisition with its non-U.S. cash on hand and its existing credit facility programs. By the successful completion of this acquisition, Lexmark expects to nearly double the size of its Enterprise Software business competing in the expanding content and process management software market. In addition to the significant increase in scale, Kofax will help accelerate the growth and significantly increase the operating margins of Lexmark’s Enterprise Software business. The addition of Kofax immediately enhances Lexmark’s industry-leading ECM and BPM offerings. In the capture technology field, the combination of Kofax’s smart process applications with Perceptive Intelligent Capture will create the broadest and deepest portfolio of capture solutions in the market, ranging from Web portals and mobile devices to smart MFPs.

Key software strategic initiatives include:

  Advancing and growing the Company’s content and process management solutions business internationally;

  Expanding and strengthening the Company’s content and process management software product line;

  Expanding the Company’s rate of participation in content and process management software solutions for specific industries and processes; and

  Successful integration of ReadSoft and Kofax.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30				Six Months Ended June 30
	2015		2014		2015		2014
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$879.3	100%	$891.8	100%	$1,731.3	100%	$1,769.5	100%
Gross profit	362.1	41	351.2	39	692.0	40	692.8	39
Operating expense	381.3	43	288.8	32	669.0	39	576.5	33
Operating income	(19.2)	(2)	62.4	7	23.0	1	116.3	7
Net earnings	(36.3)	(4)	37.5	4	(16.5)	(1)	66.8	4

Current Quarter

For the three months ended June 30, 2015, total Lexmark revenue declined 1% YTY, reflecting an unfavorable YTY currency impact of 7%, an unfavorable impact of approximately 4% due to the Company’s exit of inkjet technology and the negative impact on laser supplies revenues of the Company’s targeted effort to reduce laser supplies inventory in its partner sales channel. The change in YTY revenues reflected a positive impact of 9% for growth in Enterprise Software revenue during the quarter, primarily due to the acquisitions of Kofax in the second quarter of 2015 and Readsoft in the third quarter of 2014. Additionally, the Company benefited from continued growth in MPS hardware and MPS supplies revenue.

For the three months ended June 30, 2015, operating income decreased 131% YTY primarily due to higher operating expense driven by higher acquisition-related adjustments and restructuring charges and project costs. Net earnings for the three months ended June 30, 2015 declined 197% from the prior year, primarily due to lower operating income and a higher effective tax rate. Net earnings for the three months ended June 30, 2015 included $76.6 million of pre-tax acquisition and divestiture-related adjustments, $37.2 million of pre-tax restructuring charges and project costs and a pension and other postretirement benefit plan actuarial net loss of $0.4 million. Net earnings for the three months ended June 30, 2014 included $26.2 million of pre-tax acquisition and divestiture-related adjustments, $11.8 million of pre-tax restructuring charges and project costs and a pension and other postretirement benefit plan actuarial net gain of $2.9 million.

Management expects that the currency and inkjet exit headwinds will continue throughout the year, leading to lower YTY revenue, partially offset by growth in Enterprise Software and MPS. The Company will also continue targeted efforts to reduce laser supplies inventory in its partner sales channel, which will have a negative impact on laser supplies revenue. Though successful in sequentially reducing the levels of laser supplies inventory in its partner sales channel in North America, Latin America, and Asia Pacific, laser supplies channel inventory in Europe, the Middle East, & Africa (“EMEA“) remains elevated as of June 30, 2015, attributed to three consecutive quarters of price action, including a price increase in the second quarter of 2015.

Year-to-Date

For the six months ended June 30, 2015, total Lexmark revenue declined 2% YTY, reflecting an unfavorable YTY currency impact of 7%, an unfavorable impact of approximately 3% due to the Company’s exit of inkjet technology and the negative impact on laser supplies revenues of the Company’s targeted effort to reduce laser supplies inventory in its partner sales channel. The change in YTY revenues reflected a positive impact of 6% for growth in Enterprise Software revenue during the quarter, primarily due to the acquisitions of Kofax in the second quarter of 2015 and Readsoft in the third quarter of 2014. Additionally, the Company benefited from continued growth in MPS supplies revenue.

For the six months ended June 30, 2015, operating income decreased 80% YTY primarily due to higher operating expenses. Net earnings for the six months ended June 30, 2015 declined 125% from the prior year, primarily due to lower operating income and a higher effective tax rate. Net earnings for the six months ended June 30, 2015 included $113.4 million of pre-tax acquisition and divestiture-related adjustments, $39.1 million of pre-tax restructuring charges and project costs and a pension and other postretirement benefit plan actuarial net loss of $0.4 million. Net earnings for the six months ended June 30, 2014 included $52.5 million of pre-tax acquisition and divestiture-related adjustments, $23.7 million of pre-tax restructuring charges and project costs and a pension and other postretirement benefit plan actuarial net gain of $2.9 million.

Revenue

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
ISS	$740.4	$830.3	(11)%	$1,506.0	$1,647.0	(9)%
Enterprise Software	138.9	61.5	126	225.3	122.5	84
Total revenue	$879.3	$891.8	(1)%	$1,731.3	$1,769.5	(2)%

ISS

For the three months ended June 30, 2015, ISS revenue declined 11% compared to the same period in 2014, including unfavorable currency and inkjet exit impacts of approximately 6% and 4%, respectively. Laser hardware revenue declined 4% YTY. Large workgroup laser hardware revenue, which represented about 86% of total hardware revenue for the three months ended June 30, 2015, declined 1% YTY reflecting a 4% decline in units, driven by the timing of deal closure particularly in EMEA and Latin America. Average unit revenue (“AUR”) increased 3% YTY and reflected favorable product mix driven by growth in color and MFP units. Small workgroup laser hardware revenue, which for the three months ended June 30, 2015 represented about 14% of total hardware revenue, declined 15% YTY due to a 12% decrease in units driven by competitive pressures and a 4% decrease in AUR driven by unfavorable currency movements, partially offset by favorable product mix. There was no inkjet exit hardware revenue for the three months ended June 30, 2015.

Supplies revenue for the three months ended June 30, 2015 was down 14% compared to the same period in 2014, reflecting unfavorable currency and inkjet exit impacts of 6% and 5%, respectively. Laser supplies revenue decreased 10% YTY primarily due to unfavorable currency impact of 7% and the Company’s targeted efforts to reduce laser supplies inventory in its partner sales channel, particularly in EMEA. These factors were partially offset by continued YTY growth in MPS laser supplies revenue. Inkjet exit supplies revenue declined 48% YTY due to ongoing and expected declines in the inkjet installed base as the Company has exited inkjet technology.

For the six months ended June 30, 2015, ISS revenue declined 9% compared to the same period in 2014, including unfavorable currency and inkjet exit impacts of approximately 6% and 3%, respectively. Laser hardware revenue declined 6% YTY. Large workgroup laser hardware revenue, which represented about 85% of total hardware revenue for the six months ended June 30, 2015, declined 4% YTY reflecting a 6% decline in units, primarily driven by the timing of MPS hardware placements. AUR increased 1% YTY, reflecting favorable product mix, particularly in the U.S. and EMEA, partially offset by unfavorable currency movements. Small workgroup laser hardware revenue, which for the six months ended June 30, 2015 represented about 15% of total hardware revenue, declined 16% YTY due to a 12% decrease in units driven by strong sales during the fourth quarter of 2014 and competitive pressures during the 2015 period and a 5% decrease in AUR driven by unfavorable currency movements. There was no inkjet exit hardware revenue for the six months ended June 30, 2015. The Company uses the term “large workgroup” to include departmental, large workgroup and medium workgroup lasers, which are typically attached directly to large workgroup networks, as well as dot matrix printers and options. The term “small workgroup” includes small workgroup lasers and personal lasers, which are attached to small workgroup networks and/or personal computers. The Company uses the term “inkjet exit” to include consumer and business inkjet hardware and supplies.

Supplies revenue for the six months ended June 30, 2015 was down 10% compared to the same period in 2014, reflecting unfavorable currency and inkjet exit impacts of 6% and 5%, respectively. Laser supplies revenue decreased 6% YTY primarily due to unfavorable currency impact of 7% and the Company’s targeted efforts to reduce laser supplies channel inventory in the second quarter of 2015, particularly in EMEA, offset by higher sales volumes during the first quarter of 2015, driven by sales through the Company’s channel partners. The segment also saw growth and favorable mix in the MPS business and large workgroup installed base. Inkjet exit supplies revenue declined 41% YTY due to ongoing and expected declines in the inkjet installed base as the Company has exited inkjet technology.

Enterprise Software

For the three months ended June 30, 2015, revenue for Enterprise Software increased 126% compared to the same period in 2014. Excluding the impact of acquisition-related adjustments, revenue for Enterprise Software for the three months ended June 30, 2015 increased 136% YTY. The YTY increases in maintenance and support, license, professional services and subscription revenue were primarily due to the acquisition of Kofax in the second quarter of 2015 and ReadSoft in the third quarter of 2014. Additionally, the segment continues to see growth in the healthcare industry. These factors were partially offset by an unfavorable currency impact of 8% and unfavorable impact on perpetual license revenue from selection of a subscription model by certain customers during the period, consistent with an overall shift in market trends.

For the six months ended June 30, 2015, revenue for Enterprise Software increased 84% compared to the same period in 2014. Excluding the impact of acquisition-related adjustments, revenue for Enterprise Software for the six months ended June 30, 2015 increased 88% YTY. The YTY increases in maintenance and support, license, professional services and subscription revenue were primarily due to the acquisition of Kofax in the second quarter of 2015 and ReadSoft in the third quarter of 2014, partially offset by an unfavorable currency impact of 7% and unfavorable impact on perpetual license revenue from selection of a subscription model by certain customers during the period, consistent with an overall shift in market trends.

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

See “Acquisition and Divestiture-related Adjustments” section that follows for further discussion.

Revenue by Geography

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
United States	$403.6	$372.6	8%	$788.3	$754.6	4%
Europe, the Middle East, & Africa ("EMEA")	312.2	339.0	(8)	619.1	652.1	(5)
Other international	163.5	180.2	(9)	323.9	362.8	(11)
Total revenue	$879.3	$891.8	(1)%	$1,731.3	$1,769.5	(2)%

For the three months ended June 30, 2015, revenues in the United States increased compared to the same period in 2014 primarily due to higher Enterprise Software and laser hardware revenue, partially offset by the negative impact of the Company’s planned exit from inkjet technologies. Revenues in EMEA declined compared to the same period in 2014 primarily due to lower laser supplies revenue, which reflected unfavorable currency impact and the Company’s targeted efforts to reduce laser supplies channel inventory, partially offset by growth in Enterprise Software revenue. The YTY decline in revenues in other international regions was primarily due to lower laser supplies and hardware revenues in Asia Pacific and lower supplies revenues in Latin America. For the three months ended June 30, 2015, currency exchange rates had an unfavorable YTY impact on total revenue of 7%.

For the six months ended June 30, 2015, revenues in the United States increased compared to the same period in 2014 primarily due to higher Enterprise Software and laser supplies revenue, partially offset by the negative impact of the Company’s planned exit from inkjet technologies. Revenues in EMEA declined compared to the same period in 2014 primarily due to lower laser supplies revenue, which reflected unfavorable currency impact and the Company’s targeted efforts to reduce laser supplies channel inventory during the second quarter of 2015, partially offset by growth in Enterprise Software revenue. The YTY decline in revenues in other international regions was primarily due to lower laser hardware and supplies revenues in Asia Pacific and lower supplies revenues in Latin America. For the six months ended June 30, 2015, currency exchange rates had an unfavorable YTY impact on total revenue of 7%.

Gross Profit

The following table provides gross profit information:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Gross profit dollars	$362.1	$351.2	3%		$692.0	$692.8	–%
% of revenue	41%	39%	2	pts	40%	39%	1	pts

For the three months ended June 30, 2015, consolidated gross profit increased 3% and gross profit as a percentage of revenue increased 2 percentage points compared to the same period in 2014. Gross profit as a percentage of revenue for the three months ended June 30, 2015 versus the same period in 2014 reflected a favorable impact of 3 percentage points for hardware driven by the partial reversal of the accrued contingency for certain copyright levies due to anticipated resolution of these matters. Refer to Note 15 of the Notes to Consolidated Condensed Financial Statements for additional information. The YTY change in gross profit as a percentage of revenue also reflected a favorable impact of 1 percentage point for services and software margins. The mix impact was slightly positive due to a higher relative proportion of license and subscription revenue. These favorable impacts were partially offset by an unfavorable product margin impact of 3 percentage points driven by currency movements and higher acquisition-related costs. Gross profit for the three months ended June 30, 2015 included $0.7 million of pre-tax restructuring charges, $27.6 million of pre-tax acquisition-related adjustments and a pension and other postretirement benefit plan actuarial net loss of $0.1 million. Gross profit for the three months ended June 30, 2014 included $2.0 million of pre-tax restructuring charges and project costs, $12.7 million of pre-tax acquisition-related adjustments and a pension and other postretirement benefit plan actuarial net gain of $0.6 million.

For the six months ended June 30, 2015, consolidated gross profit was relatively unchanged and gross profit as a percentage of revenue increased 1 percentage point compared to the same period in 2014. Gross profit as a percentage of revenue for the six months ended June 30, 2015 versus the same period in 2014 reflected a favorable impact of 2 percentage points for hardware driven by the partial reversal of the accrued contingency for certain copyright levies due to anticipated resolution of these matters and a favorable mix impact of 1 percentage point for laser hardware and a higher relative percentage of license and subscription revenue. The YTY change in gross profit as a percentage of revenue also reflected a favorable impact of 1 percentage point for services margins. These favorable impacts were offset by unfavorable product margin impact of 3 percentage points driven by currency movements and higher acquisition-related costs. Gross profit for the six months ended June 30, 2015 included $0.8 million of pre-tax restructuring charges, $44.1 million of pre-tax acquisition-related adjustments, and a pension and other postretirement benefit plan actuarial net loss of $0.1 million. Gross profit for the three months ended June 30, 2014 included $8.6 million of pre-tax restructuring charges and project costs, $25.9 million of pre-tax acquisition-related adjustments, and a pension and other postretirement benefit plan actuarial net gain of $0.6 million.

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended June 30				Six Months Ended June 30
	2015		2014		2015		2014
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$85.5	10%	$80.9	9%	$163.2	9%	$160.0	9%
Selling, general and administrative	262.0	30	201.6	23	472.2	27	408.6	23
Restructuring and related
(reversals) charges	33.8	4	6.3	1	33.6	2	7.9	–
Total operating expense	$381.3	43%	$288.8	32%	$669.0	39%	$576.5	33%

For the three months ended June 30, 2015, total operating expense increased 32% compared to the same period in 2014. Research and development expenses for the three months ended June 30, 2015 increased 6% compared with the same period in 2014 driven by increases related to the acquisition of ReadSoft in the third quarter of 2014 and Kofax in the second quarter of 2015, partially offset by favorable currency movements and overall expense management. Selling, general and administrative expenses for the three months ended June 30, 2015 increased 30% compared with the same period in 2014, reflecting higher acquisition and divestiture-related adjustments and increases related to the acquisitions of ReadSoft and Kofax. These factors were partially offset by favorable currency movements and expense reductions in ISS and Enterprise Software due to the Company’s 2012 restructuring actions and overall expense management.

For the six months ended June 30, 2015, total operating expense increased 16% compared to the same period in 2014. Research and development expenses for the six months ended June 30, 2015 increased 2% compared with the same period in 2014 driven by increases related to the acquisition of ReadSoft in the third quarter of 2014 and Kofax in the second quarter of 2015, partially offset by favorable currency movements and overall expense management. Selling, general and administrative expenses for the six months ended June 30, 2015 increased 16% compared with the same period in 2014, reflecting higher acquisition and divestiture-related adjustments and increases related to the acquisitions of ReadSoft and Kofax. Acquisition and divestiture-related adjustments for the six months ended June 30, 2015 included costs associated with the Company’s rebranding announced in April 2015 as well as related non-cash charges for the abandonment of certain obsolete marketing assets. These factors were partially offset by favorable currency movements and expense reductions in ISS and Enterprise Software due to the Company’s 2012 restructuring actions and overall expense management.

The following table provides restructuring charges and project costs and acquisition and divestiture-related adjustments included in the Company’s operating expense for the periods presented:

	Three Months Ended June 30
	2015			2014
			Pension and			Pension and
		Acquisition	other		Acquisition	other
	Restructuring	and divestiture-	postretirement	Restructuring	and divestiture-	postretirement
	charges and	related	benefit plan	charges and	related	benefit plan
(Dollars in millions)	project costs	adjustments	net (gain) loss	project costs	adjustments	net (gain) loss
Research and development	$–	$0.3	$0.1	$–	$0.2	$(1.2)
Selling, general and
administrative	2.7	48.7	0.2	3.5	13.3	(1.1)
Restructuring and related
charges	33.8	–	–	6.3	–	–
Total	$36.5	$49.0	$0.3	$9.8	$13.5	$(2.3)

	Six Months Ended June 30
	2015			2014
			Pension and			Pension and
		Acquisition	other		Acquisition	other
	Restructuring	and divestiture-	postretirement	Restructuring	and divestiture-	postretirement
	charges and	related	benefit plan	charges and	related	benefit plan
(Dollars in millions)	project costs	adjustments	net (gain) loss	project costs	adjustments	net (gain) loss
Research and development	$–	$0.5	$0.1	$–	$0.4	$(1.2)
Selling, general and
administrative	4.7	68.8	0.2	7.2	26.2	(1.1)
Restructuring and related
charges	33.6	–	–	7.9	–	–
Total	$38.3	$69.3	$0.3	$15.1	$26.6	$(2.3)

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income (loss) by segment:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2015	2014	Change		2015	2014	Change
ISS	$137.6	$158.3	(13)%		$277.2	$314.8	(12)%
% of segment revenue	19%	19%	–	pt	18%	19%	(1)	pt

Enterprise Software	(34.8)	(21.1)	(65)%		(52.8)	(44.4)	(19)%
% of segment revenue	(25)%	(34)%	9	pt	(23)%	(36)%	13	pt

All other	(122.0)	(74.8)	(63)%		(201.4)	(154.1)	(31)%
Total operating income (loss)	$(19.2)	$62.4	(131)%		$23.0	$116.3	(80)%
% of total revenue	(2)%	7%	(9)	pt	1%	7%	(6)	pt

For the three months ended June 30, 2015, the decrease in consolidated operating income from the same period in 2014 reflected lower operating income in the ISS segment and higher operating losses in Enterprise Software. All other reflected higher operating expenses related to the acquisitions of Kofax and Readsoft and higher acquisition and divestiture-related adjustments partially offset by favorable currency impact. The lower ISS operating income for the three months ended June 30, 2015 reflected lower revenues primarily due to unfavorable currency movements, the inkjet exit and the Company’s targeted efforts to reduce laser supplies channel inventory, partially offset by the benefit of the partial accrual reversal for certain copyright levy matters and lower operating expenses due to cost reductions and favorable currency impact. The higher operating losses in Enterprise Software were driven by higher acquisition and divestiture-related adjustments and other operating expenses partially offset by higher revenues.

For the six months ended June 30, 2015, the decrease in consolidated operating income from the same period in 2014 reflected lower operating income in the ISS segment and higher operating losses in Enterprise Software. All other reflected higher operating expenses related to the acquisitions of Kofax and Readsoft and higher acquisition and divestiture-related adjustments partially offset by favorable currency impact. The lower ISS operating income for the six months ended June 30, 2015 reflected lower revenues due to unfavorable currency movements, the inkjet exit and the Company’s targeted efforts to reduce laser supplies channel inventory, partially offset by the benefit of the partial accrual reversal for certain copyright levy matters, lower operating expenses due to cost reductions and favorable currency impact and lower restructuring charges and project costs. The higher operating losses in Enterprise Software were driven by higher acquisition and divestiture-related adjustments and other operating expenses partially offset by higher revenues.

The following tables provide restructuring charges and project costs and acquisition and divestiture-related adjustments included in the Company’s operating income for the periods presented:

	Three Months Ended June 30
	2015			2014
			Pension and			Pension and
		Acquisition	other		Acquisition	other
	Restructuring	and divestiture-	postretirement	Restructuring	and divestiture-	postretirement
	charges and	related	benefit plan	charges and	related	benefit plan
(Dollars in millions)	project costs	adjustments	net (gain) loss	project costs	adjustments	net (gain) loss
ISS	$5.6	$0.5	$–	$7.6	$0.5	$–
Enterprise Software	19.5	45.8	–	(0.1)	19.2	–
All other	12.1	30.3	0.4	4.3	6.5	(2.9)
Total	$37.2	$76.6	$0.4	$11.8	$26.2	$(2.9)

	Six Months Ended June 30
	2015			2014
			Pension and			Pension and
		Acquisition	other		Acquisition	other
	Restructuring	and divestiture-	postretirement	Restructuring	and divestiture-	postretirement
	charges and	related	benefit plan net	charges and	related	benefit plan
(Dollars in millions)	project costs	adjustments	(gain) loss	project costs	adjustments	net (gain) loss
ISS	$5.9	$0.7	$–	$14.7	$1.8	$–
Enterprise Software	19.3	71.9	–	0.9	39.7	–
All other	13.9	40.8	0.4	8.1	11.0	(2.9)
Total	$39.1	$113.4	$0.4	$23.7	$52.5	$(2.9)

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Interest expense (income), net	$10.0	$7.4	$17.7	$15.2
Other (income) expense, net	(0.6)	0.3	0.2	1.1
Total interest and other (income) expense, net	$9.4	$7.7	$17.9	$16.3

For the three months ended June 30, 2015, total interest and other (income) expense increased compared to the same period in 2014 reflecting higher interest expense for borrowings related to the acquisition of Kofax. Other (income) expense, net for the three months ended June 30, 2015 reflected net gains of $0.4 million for certain derivative instruments previously designated as cash flow hedges.

For the six months ended June 30, 2015, total interest and other (income) expense increased compared to the same period in 2014 reflecting higher interest expense for borrowings related to the acquisition of Kofax. Other (income) expense, net for the six months ended June 30, 2015 reflected net gains of $0.9 million for certain derivative instruments previously designated as cash flow hedges.

Provision for Income Taxes and Related Matters

The Provision for income taxes was an expense of $7.7 million and $17.2 million for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate was (26.9)% and 31.4% for the three months ended June 30, 2015 and 2014, respectively. The 58.3 percentage point change in the effective tax rate is primarily attributable to an increase in tax expense in profitable jurisdictions compounded by an overall pretax loss for the quarter and additional discrete tax adjustments of $2.2 million related to the revaluation of certain deferred taxes due to exchange rate fluctuations and $2.3 million related to the correction of immaterial errors discovered during the continued substantiation of deferred tax asset and liability positions.

The Provision for income taxes was an expense of $21.6 million and $33.2 million for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate was 423.5% and 33.2% for the six months ended June 30, 2015 and 2014, respectively. The 390.3 percentage point change in the effective tax rate was primarily attributable to an increase in tax expense in profitable high tax jurisdictions compounded by an increase in losses in lower tax jurisdictions and additional discrete tax adjustments of $3.4 million related to the revaluation of certain deferred taxes due to exchange rate fluctuations and $2.2 million related to the correction of immaterial errors discovered during the continued substantiation of deferred tax asset and liability positions.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Net (loss) earnings	$(36.3)	$37.5	$(16.5)	$66.8

Basic (loss) earnings per share	$(0.59)	$0.60	$(0.27)	$1.08
Diluted (loss) earnings per share	$(0.59)	$0.59	$(0.27)	$1.05

Net (loss) earnings for the three months ended June 30, 2015 declined from the prior year primarily due to decreased operating income. For the three months ended June 30, 2015, the YTY decrease in basic and diluted (loss) earnings per share was primarily due to lower earnings partially offset by a reduction in weighted average shares outstanding.

Net (loss) earnings for the six months ended June 30, 2015 declined from the prior year primarily due to decreased operating income and a higher effective tax rate. For the six months ended June 30, 2015, the YTY decrease in basic and diluted (loss) earnings per share was primarily due to lower earnings partially offset by a reduction in weighted average shares outstanding.

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

Summary of Restructuring Actions

2015 Restructuring Actions

On July 21, 2015, the Company announced restructuring actions (the “2015 Restructuring Actions”) designed to increase profitability and operational efficiency. These Company-wide restructuring actions are expected to be broad-based but are primarily expected to capture the anticipated cost and expense synergies from the Kofax and ReadSoft acquisitions. Additionally, as the strong U.S. dollar continues to negatively impact the Company’s earnings, restructuring actions will also be taken to reduce cost and expense structure in the ISS segment and corporate organization. Primary Company-wide impact will be general and administrative, marketing and development positions as well as the consolidation of regional facilities.

The 2015 Restructuring Actions are expected to impact about 500 positions worldwide over the next 18-month period with approximately one-third of the positions being shifted to low-cost countries. The 2015 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $55 million, with $32.2 million incurred to date and approximately $5 million and $18 million remaining to be incurred in 2015 and 2016, respectively. The Company expects the total cash costs of the 2015 Restructuring Actions to be approximately $55 million, with $32.2 million incurred to date and approximately $5 million and $18 million remaining to be incurred in 2015 and 2016, respectively. The anticipated timing of cash outlays for the 2015 Restructuring Actions is $13 million for the remainder of 2015 and $42 million in 2016 and thereafter.

Lexmark expects the 2015 Restructuring Actions to generate cash savings of $2 million in 2015, $55 million in 2016 and ongoing annual savings of approximately $65 million beginning in 2017, all of which will be cash savings. These ongoing savings should be split approximately 90% to Operating expense and 10% to Cost of revenue. The Company expects these actions to be complete by the end of 2016.

2012 Restructuring Actions

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

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $242 million with $230.1 million incurred to date and approximately $12 million remaining to be incurred in 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $159 million with $147.0 million incurred to date and approximately $12 million impacting the remainder of 2015. The anticipated timing of cash outlays for the 2012 Restructuring Actions is $15.0 million through the second quarter of 2015 and approximately $18 million for the remainder of 2015, with cash outlays of approximately $35.3 million in 2014, $49.7 million in 2013, $38.0 million in 2012 and $3.2 million in 2011.

Lexmark expects the 2012 Restructuring Actions to generate ongoing annual savings of approximately $178 million beginning in 2015, of which approximately $155 million will be cash savings. These ongoing savings should be split approximately 70% to Operating expense and 30% to Cost of revenue. The Company expects these actions to be complete by the end of 2015.

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the 2015 and 2012 Restructuring Actions.

Impact to 2015 Financial Results

For the three months ended June 30, 2015, the Company incurred charges, including project costs, for its restructuring plans as follows:

	2015 Actions	2012 Actions	2012 Actions
	Restructuring	Restructuring	Restructuring
	Charges	Charges	Project	2012 Actions
(Dollars in millions)	(Note 5)	(Note 5)	Costs	Total	Total
Accelerated depreciation charges	$–	$0.5	$–	$0.5	$0.5
Excess components and other inventory-related charges	–	0.7	–	0.7	0.7
Employee termination benefit charges	32.1	1.8	–	1.8	33.9
Contract termination and lease charges	0.1	(0.2)	–	(0.2)	(0.1)
Project costs	–	–	2.2	2.2	2.2
Total restructuring charges and project costs	$32.2	$2.8	$2.2	$5.0	$37.2

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended June 30, 2015 as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
(Dollars in millions)	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation charges	$–	$–	$0.5	$–	$0.5
Excess components and other
inventory-related charges	0.7	0.7	–	–	0.7
Employee termination benefit
charges	–	–	–	33.9	33.9
Contract termination and lease
charges	–	–	–	(0.1)	(0.1)
Project costs	–	–	2.2	–	2.2
Total restructuring charges and
project costs	$0.7	$0.7	$2.7	$33.8	$37.2

For the three months ended June 30, 2015, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2015 Actions	2012 Actions	Total
ISS	$3.6	$2.0	$5.6
All other	10.1	2.0	12.1
Enterprise Software	18.5	1.0	19.5
Total restructuring charges and project costs	$32.2	$5.0	$37.2

For the six months ended June 30, 2015, the Company incurred charges, including project costs, for its restructuring plans as follows:

	2015 Actions	2012 Actions	2012 Actions
	Restructuring	Restructuring	Restructuring
	Charges	Charges	Project	2012 Actions
(Dollars in millions)	(Note 5)	(Note 5)	Costs	Total	Total
Accelerated depreciation charges	$–	$0.6	$–	$0.6	$0.6
Excess components and other inventory-related charges	–	0.7	–	0.7	0.7
Employee termination benefit charges	32.1	1.6	–	1.6	33.7
Contract termination and lease charges	0.1	(0.2)	–	(0.2)	(0.1)
Project costs	–	–	4.2	4.2	4.2
Total restructuring charges and project costs	$32.2	$2.7	$4.2	$6.9	$39.1

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the six months ended June 30, 2015 as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
(Dollars in millions)	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation charges	$0.1	$0.1	$0.5	$–	$0.6
Excess components and other
inventory-related charges	0.7	0.7	–	–	0.7
Employee termination benefit
charges	–	–	–	33.7	33.7
Contract termination and lease
charges	–	–	–	(0.1)	(0.1)
Project costs	–	–	4.2	–	4.2
Total restructuring charges and
project costs	$0.8	$0.8	$4.7	$33.6	$39.1

For the six months ended June 30, 2015, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2015 Actions	2012 Actions	Total
ISS	$3.6	$2.3	$5.9
All other	10.1	3.8	13.9
Enterprise Software	18.5	0.8	19.3
Total restructuring charges and project costs	$32.2	$6.9	$39.1

Impact to 2014 Financial Results

For the three and six months ended June 30, 2014, total restructuring charges and project costs included amounts related to other restructuring actions of the Company that are substantially completed. For the three months ended June 30, 2014, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

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

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended June 30, 2014 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$(0.2)	$(0.2)	$0.2	$–	$–
Excess components and other
inventory-related charges	2.2	2.2	–	–	2.2
Employee termination benefit
charges	–	–	–	5.0	5.0
Contract termination and lease
charges	–	–	–	1.3	1.3
Project costs	–	–	3.3		3.3
Total restructuring charges and
project costs	$2.0	$2.0	$3.5	$6.3	$11.8

For the three months ended June 30, 2014, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$6.8	$0.8	$7.6
All other	4.2	0.1	4.3
Perceptive Software	–	(0.1)	(0.1)
Total restructuring charges and project costs	$11.0	$0.8	$11.8

For the six months ended June 30, 2014, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

	2012 Actions			Other Actions
	Restructuring	2012 Actions		Restructuring
	Charges	Restructuring	2012 Actions	Charges
(Dollars in millions)	(Note 5)	Project Costs	Total	(Note 5)	Total
Accelerated depreciation charges	$2.4	$–	$2.4	$–	$2.4
Excess components and other inventory-related charges	7.6	–	7.6	–	7.6
Employee termination benefit charges	5.5	–	5.5	1.1	6.6
Contract termination and lease charges	0.5	–	0.5	0.8	1.3
Project costs	–	5.8	5.8	–	5.8
Total restructuring charges and project costs	$16.0	$5.8	$21.8	$1.9	$23.7

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the six months ended June 30, 2014 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$1.0	$1.0	$1.4	$–	$2.4
Excess components and other
inventory-related charges	7.6	7.6	–	–	7.6
Employee termination benefit
charges	–	–	–	6.6	6.6
Contract termination and lease
charges	–	–	–	1.3	1.3
Project costs	–	–	5.8	–	5.8
Total restructuring charges and
project costs	$8.6	$8.6	$7.2	$7.9	$23.7

For the six months ended June 30, 2014, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$13.8	$0.9	$14.7
All other	7.5	0.6	8.1
Enterprise Software	0.5	0.4	0.9
Total restructuring charges and project costs	$21.8	$1.9	$23.7

ACQUISITION AND DIVESTITURE-RELATED ADJUSTMENTS

Pre-tax acquisition and divestiture-related adjustments affected the Company’s financial results as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2015	2014	2015	2014
Reduction in revenue	$11.5	$2.4	$14.7	$5.4
Amortization of intangible assets	31.8	16.7	54.4	34.0
Acquisition and integration costs	32.9	6.8	43.9	11.6
Total acquisition-related adjustments	$76.2	$25.9	$113.0	$51.0
Divestiture costs	0.4	0.3	0.4	1.5
Total divestiture-related adjustments	0.4	0.3	0.4	1.5
Total acquisition and divestiture-related adjustments	$76.6	$26.2	$113.4	$52.5

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

Reductions in revenue result from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The downward adjustments to revenue of $11.5 million and $14.7 million for the three and six months ended June 30, 2015, respectively, and $2.4 million and $5.4 million for the three and six months ended June 30, 2014, respectively, are reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax reductions in revenue of approximately $30 million for the remainder of 2015. For full year 2016, the Company expects pre-tax reductions in revenue of approximately $10 million.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2015	2014	2015	2014
Recorded in Cost of product revenue	$16.1	$10.3	$29.4	$20.5
Recorded in Research and development	0.3	0.2	0.5	0.4
Recorded in Selling, general and administrative	15.4	6.2	24.5	13.1
Total amortization of intangible assets	$31.8	$16.7	$54.4	$34.0

The Company expects pre-tax charges for the amortization of intangible assets of approximately $76 million for the remainder of 2015, with approximately $38 million expected in the third quarter of 2015. For full year 2016, the Company expects charges for the amortization of intangible assets of approximately $121 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, stock based compensation expense related to replacement awards issued to employees of acquired companies and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses including certain costs for software and systems to be implemented in acquired companies, consulting costs and travel expenses. Integration costs may also include non-cash charges related to the abandonment of assets under construction by the Company that are determined to be duplicative of assets of the acquired company and non-cash charges related to certain assets which are abandoned as systems are integrated across the combined entity. Acquisition and integration expenses also include costs associated with the Company’s rebranding announced in April 2015 as well as related non-cash charges for the abandonment of certain obsolete marketing assets. The costs are expensed as incurred, and can vary substantially in size from one period to the next.

The Company incurred $32.9 million and $43.9 million for the three and six months ended June 30, 2015, respectively, and $6.8 million and $11.6 million for the three and six months ended June 30, 2014, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $54 million for the remainder of 2015 and approximately $6 million for 2016.

Divestiture

In connection with the sale of the Company’s inkjet-related technology and assets, the Company incurred expenses that would not have been incurred otherwise. Divestiture-related costs consist of employee travel expenses and compensation, consulting costs, training costs and transition services including non-cash charges related to assets used in providing the transition services. These costs are incremental to normal operating charges and are expensed as incurred. The Company incurred $0.4 million for the three and six months ended June 30, 2015 and $0.3 million and $1.5 million for the three and six months ended June 30, 2014, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for divestiture-related costs. The Company expects future pre-tax adjustments for divestiture-related expenses to be immaterial.

FINANCIAL CONDITION

Lexmark’s financial position at June 30, 2015, reflects the continued evolution into the Enterprise Software segment with negative working capital of $42.8 million compared to positive working capital of $625.4 million at December 31, 2014. The decrease in working capital is mainly driven by net cash used to acquire Kofax and Claron of $1,001.3 million. The Company also repurchased shares in the amount of $30.0 million and made cash dividend payments of $44.1 million during the first six months of 2015. This was partially offset by $366.7 million in proceeds from debt, net of repayments, used to fund acquisition activities, property plant and equipment purchases and operations.

At June 30, 2015 and December 31, 2014, the Company had senior note debt of $699.8 million and $699.7 million, respectively. The Company also had $88.0 million outstanding under its U.S. trade receivables facility and $280.0 under its revolving credit facility at June 30, 2015. There were no amounts oustanding under either facility at December 31, 2014.

As a result of the debt used to finance the acquisition of Kofax, the debt to total capital ratio increased 11 percentage points from 36% at December 31, 2014 to 47% at June 30, 2015. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30
(Dollars in millions)	2015	2014
Net cash flow provided by (used for):
Operating activities	$(17.2)	$111.7
Investing activities	(443.1)	23.2
Financing activities	297.7	(70.6)
Effect of exchange rate changes on cash	(3.1)	(1.7)
Net change in cash and cash equivalents	$(165.7)	$62.6

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures and acquisitions. Refer to the Financing Activities section which follows for information regarding the Company’s debt activity during the six months ended June 30, 2015. Management believes that cash provided by operations will be sufficient on a worldwide basis to meet operating and capital needs as well as the funding of expected dividends for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has substantial cash and cash equivalents and other potential sources of liquidity through utilization of its trade receivables facility and committed and uncommitted revolving credit facilities or access to the private and public debt markets. The Company may choose to use these sources of liquidity from time to time to fund strategic acquisitions and dividends.

As of June 30, 2015, the Company held $143.6 million in Cash and cash equivalents. The Company’s ability to fund operations from these balances could be limited by possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $124.0 million of Cash and cash equivalents was held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate earnings to fund operations in the U.S.

As of December 31, 2014, the Company held $933.9 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $875.5 million of Cash and cash equivalents and current Marketable securities was held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing Activities section to follow.

Operating Activities

The $128.9 million decrease in cash flows from operating activities for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was driven by the following factors.

Net earnings decreased $83.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This was mainly attributable to increased operating expenses. Refer to the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details.

Accounts payable, excluding payables recognized from business combinations, decreased $51.8 million for the six months ended June 30, 2015 while they increased $18.9 million for the six months ended June 30, 2014; this resulted in an unfavorable YTY impact of $70.7 million. The Accounts payable decrease was driven by a decrease in purchasing activity and unfavorable timing of cash payments. The increase in the first half of 2014 was driven by increased purchases, which included cartridge components related to exit of the inkjet business and end-of-life purchases for parts.

Trade receivables decreased $1.9 million for the six months ended June 30, 2015 and decreased $48.0 million during the six months ended June 30, 2014, resulting in an unfavorable YTY cash impact of $46.1 million. The Trade receivables decrease in the six months ended June 30, 2015 was driven primarily by decreased revenue. The decrease in the six months ended June 30, 2014 was driven by decreased revenue and improved collection efforts, primarily in EMEA.

Inventories increased $20.6 million during the six months ended June 30, 2015, compared to an increase of $18.2 million during the six months ended June 30, 2014, resulting in an unfavorable cash impact of $2.4 million. The increase in the first half of 2015 was driven by replenishment of stock after depletion of inventory during the West Coast Port strike and high fourth quarter 2014 demand in addition to preparation for higher third quarter demand. The increase in 2014 was due to end-of-life purchases for parts and purchases of cartridge components related to the exit of the inkjet business.

The activities above were offset by the following factors.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the six months ended June 30, 2015 compared to 2014, resulted in a favorable YTY impact of $48.9 million. Incentive compensation accrued increased approximately $19 million in 2015 driven mainly by recent acquisitions. Cash paid for customer incentive programs was approximately $24 million higher in 2014 due mainly to changes to payment term to pay customers more quickly. Accruals for restructuring programs mainly related to 2015 also resulted in favorability of approximately $22 million. Legal settlements and tax payments were unfavorable by approximately $9 million and $16 million, respectively.

Contributions for pension and other postretirement benefit plans decreased YTY with contributions of $6.2 million and $13.1 million during the six months ended June 30, 2015 and six months ended June 30, 2014, respectively, resulting in a favorable YTY cash impact of $6.9 million. This was primarily driven by favorable investment performance on plan assets.

Cash Conversion Days

	JUN 2015	DEC 2014	JUN 2014	DEC 2013
Days of sales outstanding	47	37	41	40
Days of inventory	48	34	48	41
Days of payables	85	72	82	73
Cash conversion days	10	(1)	6	9

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

Investing Activities

The $466.3 million decrease in net cash flows provided by investing activities for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was driven by the YTY net increase in cash flows used for business acquisitions of $1,001.3 million, partially offset by the YTY net increase of $532.6 million in cash flows provided by marketable securities investment activities used to help fund the business acquisitions.

The Company’s business acquisitions, marketable securities and capital expenditures are discussed below.

Business Acquisitions

On May 21, 2015 the Company completed its acquisition of Kofax pursuant to a Merger Agreement dated March 24, 2015, whereby the Company acquired the issued and outstanding shares of Kofax for $11 per share for total cash consideration of approximately $1 billion. The Company funded the acquisition with its non-U.S. cash on hand and its existing credit facility programs. The addition of Kofax will enhance the Company’s industry-leading ECM and BPM offerings and strengthen the Company’s portfolio of capture solutions in the market, ranging from Web portals and mobile devices to MFP’s.

During the six months ended June 30, 2015, the Company also acquired substantially all the assets of Claron for $30.3 million. Claron is a leading provider of medical image viewing, distribution, sharing and collaboration software technology, and its solutions help healthcare delivery organizations provide universal access to patient imaging studies and other content across and between healthcare enterprises. The Company also obtained pre-title to all remaining shares of ReadSoft. The $4.6 million payment for the ReadSoft non-controlling interest shares can be found in Cash flows from financing activities section of the Consolidated Condensed Statements of Cash Flows. ReadSoft is a leading global provider of software solutions that automate business processes, both on premise and in the cloud. In the six months ended June 30, 2014, the Company did not purchase any businesses.

Marketable Securities

The Company decreased its marketable securities investments by $625.4 million during the six months ended June 30, 2015 compared to a decrease of $92.8 million during the six months ended June 30, 2014. In March 2015, the Company liquidated a portion of its marketable securities in anticipation of the acquisition of Kofax, to fund the purchase of Claron and to fund its dividend and treasury share repurchase activities. During April 2015, the Company liquidated all of its Marketable securities outstanding as of March 31, 2015, in anticipation of the Kofax transaction.

Capital Expenditures

For the six months ended June 30, 2015 and 2014, the Company spent $64.8 million and $70.1 million, respectively, on capital expenditures. The capital expenditures for 2015 principally related to infrastructure support (including internal-use software expenditures) and machinery and equipment related to new product development. The Company expects capital expenditures to be approximately $110.0 million for full year 2015, compared to full year 2014 capital expenditures of $136.3 million. Capital expenditures for 2015 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents or additional sources of liquidity, as discussed below.

Financing Activities

Cash flows provided by financing activities were $297.7 million for the first six months of 2015 and were a use of $70.6 million for the first six months of 2014. The YTY fluctuation of $368.3 million was primarily due to net proceeds of $368 million from the trade receivables and revolving credit facilities in order to fund the acquisition of Kofax. Additionally, the Company paused it’s share repurchases in the second quarter of 2015 which resulted in favorable cash flows of $10 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This was partially offset by increased dividends from $0.66 per share in the first half of 2014 to $0.72 per share in the first half of 2015, and purchases of shares from non-controlling interest in ReadSoft of $4.6 million. Additional information regarding the Company’s senior note debt, intra-period financing activities and certain historical financing activities of the Company are included in the sections below.

Senior Note Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At June 30, 2015, the outstanding balance of long-term debt was $699.8 million (net of unamortized discount of $0.2 million).

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

Intra-Period Financing Activities

The Company used its trade receivables facility, bank overdrafts and committed and uncommitted revolving credit facilities to supplement daily cash needs of the Company and its subsidiaries during the first half of 2015 and 2014. The Company expects to continue to utilize the trade receivables and committed and uncommitted revolving credit facilities in future quarters to help fund its operations and strategic business combinations, as discussed previously.

Share Repurchases and Dividend Payments

The Company’s capital allocation framework includes returning, on average, more than 50% of free cash flow to its shareholders through dividends and share repurchases. For the six months ended June 30, 2015, the Company repurchased approximately 0.7 million shares at a cost of $30.0 million. For the six months ended June 30, 2014, the Company repurchased approximately 1.0 million shares at a cost of $40.0 million. As of June 30, 2015, there was approximately $59 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company has decided to pause share repurchases for an estimated 18 to 24 months while credit facilities related to the Kofax acquisition are repaid.

Refer to Note 10 of the Notes to Consolidated Condensed Financial Statements for a discussion of the accounting for the ASR Agreement the Company entered into with a financial institution counterparty during the first quarter of 2015.

For the six months ended June 30, 2015, the Company paid cash dividends of $0.72 per common share for $44.1 million. Refer to Note 10 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity during the year. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change. For the six months ended June 30, 2014, the Company paid cash dividends of $0.66 per common share for $41.0 million.

Refer to Note 17 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity that occurred subsequent to the date of the financial statements.

Additional Sources of Liquidity

The Company has additional liquidity available through its trade receivables facility and committed and uncommitted revolving credit facilities. These sources can be accessed domestically if the Company is unable to satisfy its cash needs in the U.S. with cash flows provided by operations and existing cash and cash equivalents.

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

On October 9, 2014, the agreement was amended and restated by extending the term of the facility to October 7, 2016. The maximum capital availability under the facility remains at $125 million under the amended agreement. At June 30, 2015, the outstanding balance of the trade receivables facility was $88.0 million. The Company expects this balance will remain outstanding for more than 12 months and has accordingly classified the outstanding balance of the trade receivables facility as long-term on the Consolidated Condensed Statements of Financial Position at June 30, 2015. There were no secured borrowings outstanding under the trade receivables facility as of June 30, 2014. The average daily balance under the trade receivables facility during the first half of 2015 and 2014 was $56.3 million and $14.3 million, respectively.

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

As of June 30, 2015 the outstanding balance of the revolving credit facility was $280 million of which $10 million is classified as current. There were no amounts outstanding under the revolving credit facility as of June 30, 2014. The average daily balance under the revolving credit facility during the first half of 2015 and 2014 was $148.3 million and $6.1 million, respectively.

Uncommitted Revolving Credit Facility

On June 10, 2015, the Company entered into an agreement for an uncommitted revolving credit facility. Under this agreement, the Company may borrow up to a total of $100.0 million. There were no outstanding borrowings under the uncommitted revolving credit facility at June 30, 2015. The average daily balance under the uncommitted revolving credit facility since its inception was $41.3 million.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at June 30, 2015. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

Contractual Cash Obligations

The following table updates the Company’s contractual obligations related to long-term debt, restructuring, copyright fee settlement, and the acquisition of Kofax at June 30, 2015. There have been no material changes to our contractual cash obligations other than the items discussed above, outside the normal course of business, as compared to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

		Less than			More than
(Dollars in Millions)	Total	1 Year	1-3 Years	3-5 Years	5 years
Long-term debt (1)	$1,249	$56	$479	$714	$–
Restructuring actions (2)	35	31	4	–	–
Copyright fee settlement	24	24	–	–	–
Assumed Kofax operating leases	21	7	8	4	2
Total updated contractual obligations	$1,329	$118	$491	$718	$2

(1) Includes interest payments

(2) Cash costs related to 2015 Restructuring Actions

Long-term debt reported in the table above includes principal repayments of $10 million in the Less than 1 Year column, $388 million in the 1-3 Years column and $670 million in the 3-5 Years column. All other amounts represent interest payments.

Included in the table above is the Company’s anticipated settlement of copyright levies for single function printer devices sold in Germany prior to December 31, 2007. Payment of this amount by the Company would be made in the fourth quarter of 2015. Refer to Note 15 of the Notes to Consolidated Condensed Financial Statements for additional information on the settlement.

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

Interest Rates

At June 30, 2015, the fair value of the Company’s senior notes was estimated at $757.6 million based on the prices the bonds have recently traded at in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at June 30, 2015 by approximately $57.8 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $8.9 million at June 30, 2015.

Since the borrowings under the revolving credit facility and the accounts receivable program utilize variable interest rate setting mechanisms such as one-month LIBOR, the fair value of these borrowings is deemed to be at par and the sensitivity of these borrowings to changes in interest rates is deemed to be immaterial.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective functional currency of each of the Company’s subsidiaries as well as foreign currency denominated revenue and profit translated into the functional currency of the Company. The primary currencies to which the Company was exposed on a transaction basis as of the end of the second quarter include the Euro, the British pound, the Philippine peso, the Chinese renminbi, the Swiss franc, the Canadian dollar, the Australian dollar and the Singapore dollar. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts (“transaction hedge contracts”) with maturity dates of approximately three months or less, though all foreign currency exposures may not be fully hedged. The Company hedges anticipated foreign currency denominated sales with foreign exchange option contracts (“cash flow hedge contracts”). The potential loss in fair value at June 30, 2015 for transaction and cash flow hedge contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar is approximately $67.3 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer (“CEO”) and Vice President and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chairman and CEO and Vice President and CFO have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, which continues to exist as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

July 31, 2015

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

101       Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three and six months ended June 30, 2015 and 2014, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Condensed Statements of Financial Position at June 30, 2015 and December 31, 2014, (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) the Notes to Consolidated Condensed Financial Statements.