Form 10-Q
period 2015-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2015-11-09
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The registrant had 61,814,401 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on October 30, 2015.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (Unaudited)
	Consolidated Condensed Statements of Earnings
	Three and Nine Months Ended September 30, 2015 and 2014	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three and Nine Months Ended September 30, 2015 and 2014	3
	Consolidated Condensed Statements of Financial Position
	As of September 30, 2015 and December 31, 2014	4
	Consolidated Condensed Statements of Cash Flows
	Nine Months Ended September 30, 2015 and 2014	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	60
Item 4.	CONTROLS AND PROCEDURES	61

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	62
Item 1A.	RISK FACTORS	62
Item 6.	EXHIBITS	62

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are forward-looking statements, including, but not limited to, the exploration of strategic alternatives to enhance shareholder value. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. We assume no obligation to update or revise any forward-looking statements contained or incorporated by reference herein to reflect any change in events, conditions or circumstances, or expectations with regard thereto, on which any such forward-looking statement is based, in whole or in part. There can be no assurance that future developments affecting the Company will be those anticipated by management, and there are a number of factors that could adversely affect the Company’s future operating results or cause the Company’s actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including, without limitation, the factors set forth under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report. The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this report, in any of the Company’s public filings or press releases or in any oral statements made by the Company or any of its officers or other persons acting on its behalf. The important factors that could affect forward-looking statements are subject to change, and the Company does not intend to update the factors set forth in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report. By means of this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements that is provided by Section 27A and Section 21E referred to above.

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Revenue:
Product	$669.0	$786.7	$2,103.6	$2,323.5
Service	182.1	131.4	478.8	364.1
Total Revenue	851.1	918.1	2,582.4	2,687.6
Cost of revenue:
Product	423.8	470.4	1,267.9	1,369.9
Service	107.7	90.3	302.1	258.9
Restructuring-related costs	–	0.1	0.8	8.7
Total Cost of revenue	531.5	560.8	1,570.8	1,637.5
Gross profit	319.6	357.3	1,011.6	1,050.1

Research and development	81.6	87.2	244.9	247.2
Selling, general and administrative	261.0	208.9	736.0	617.5
Restructuring and related (reversals) charges	(1.4)	6.7	32.2	14.6
Operating expense	341.2	302.8	1,013.1	879.3
Operating (loss) income	(21.6)	54.5	(1.5)	170.8

Interest expense (income), net	10.4	8.2	28.1	23.4
Other expense (income), net	3.4	1.0	3.6	2.2
(Loss) earnings before income taxes	(35.4)	45.3	(33.2)	145.2

(Benefit) provision for income taxes	(20.2)	10.6	(3.5)	42.7
Net (loss) earnings	$(15.2)	$34.7	$(29.7)	$102.5

Net (loss) earnings per share:
Basic	$(0.25)	$0.56	$(0.48)	$1.65
Diluted	$(0.25)	$0.55	$(0.48)	$1.62
Shares used in per share calculation:
Basic	61.7	62.0	61.5	62.1
Diluted	61.7	63.3	61.5	63.4
Cash dividends declared per common share	$0.36	$0.36	$1.08	$1.02

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

(In Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net (loss) earnings	$(15.2)	$34.7	$(29.7)	$102.5
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(29.3)	(35.8)	(65.0)	(31.5)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.2)	(0.1)	(0.4)	(0.1)
Net unrealized loss on OTTI* marketable securities	–	–	–	(0.1)
Net unrealized loss on marketable securities	–	(0.8)	(0.1)	–
Unrealized loss on cash flow hedges	(14.6)	–	(0.9)	–
Total other comprehensive loss, net of tax	(44.1)	(36.7)	(66.4)	(31.7)
Comprehensive (loss) earnings	$(59.3)	$(2.0)	$(96.1)	$70.8

* Other-than-temporary impairment (“OTTI”)

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(In Millions, Except Par Value)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$142.9	$309.3
Marketable securities	–	624.6
Trade receivables, net of allowances of $20.7 in 2015 and $22.2 in 2014	441.7	424.1
Inventories	257.4	253.0
Prepaid expenses and other current assets	278.3	218.7
Total current assets	1,120.3	1,829.7

Property, plant and equipment, net	742.0	786.1
Goodwill	1,339.1	603.4
Intangibles, net	577.8	264.3
Other assets	203.9	204.2
Total assets	$3,983.1	$3,687.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$478.8	$532.8
Accrued liabilities	664.8	672.3
Total current liabilities	1,143.6	1,205.1

Long-term debt	1,096.8	699.7
Other liabilities	589.0	492.3
Total liabilities	2,829.4	2,397.1

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 61.8 and 61.3 outstanding in 2015 and 2014, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	–	–
Capital in excess of par	1,013.6	955.7
Retained earnings	1,326.6	1,425.0
Treasury stock, net; at cost; 36.4 and 35.7 shares in 2015 and 2014, respectively	(1,036.4)	(1,006.4)
Accumulated other comprehensive loss	(151.1)	(84.7)
Total stockholders' equity	1,153.7	1,290.6
Total liabilities and stockholders' equity	$3,983.1	$3,687.7

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30
	2015	2014
Cash flows from operating activities:
Net (loss) earnings	$(29.7)	$102.5
Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
Depreciation and amortization	222.6	195.6
Deferred taxes	8.6	8.1
Stock-based compensation expense	25.6	20.6
Pension and other postretirement income	(5.6)	(6.0)
Other	1.8	1.4
Change in assets and liabilities, net of acquisitions:
Trade receivables	22.2	81.0
Inventories	(3.3)	(3.5)
Accounts payable	(62.5)	(11.1)
Accrued liabilities	(68.8)	(44.6)
Other assets and liabilities	(96.9)	(84.3)
Pension and other postretirement contributions	(9.3)	(24.8)
Net cash flows provided by operating activities	4.7	234.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(84.1)	(106.0)
Purchases of marketable securities	(284.2)	(665.8)
Proceeds from sales of marketable securities	881.9	699.2
Proceeds from maturities of marketable securities	27.7	128.5
Purchase of businesses, net of cash acquired	(1,004.8)	(79.3)
Other	(1.4)	0.5
Net cash flows used for investing activities	(464.9)	(22.9)

Cash flows from financing activities:
Repayment of assumed debt	(1.3)	(14.7)
Proceeds from long-term debt	447.0	–
Payments on long-term debt	(50.0)	–
Purchase of shares from noncontrolling interest	(4.6)	(154.3)
Payment of cash dividend	(66.3)	(63.2)
Purchase of treasury stock	(30.0)	(58.0)
Proceeds from employee stock plans	5.7	10.9
Other	1.5	4.3
Net cash flows provided by (used for) financing activities	302.0	(275.0)
Effect of exchange rate changes on cash	(8.2)	(3.9)
Net change in cash and cash equivalents	(166.4)	(66.9)
Cash and cash equivalents - beginning of period	309.3	273.2
Cash and cash equivalents - end of period	$142.9	$206.3

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

In the third quarter of 2015, in conjunction with the remediation efforts to resolve the material weakness disclosed in the Company’s 2014 Form 10-K, the Company identified errors related to the income tax provision and related current tax, deferred tax and unrecognized tax benefits accounts that impacted the Company’s previously issued interim and annual consolidated financial statements. Specifically, identified errors related to deferred taxes associated with outside basis differences of certain foreign subsidiaries and other temporary differences and U.S. deferred taxes related to deferred revenue and other temporary differences; additional errors related to the recognition and measurement of U.S. and foreign unrecognized tax benefits and associated correlative offsets in current taxes. In addition, refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for a discussion of a tax error correction related to transaction costs.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company determined that these errors were not material to any of the Company’s prior annual and interim period consolidated financial statements and therefore, amendments of previously filed reports were not required. However, the Company determined that the impact of the corrections would be too significant to record within the third quarter of 2015. As such, the revision for the corrections is reflected in the financial information of the applicable prior periods in this Form 10-Q filing and disclosure of the revised amount on other prior periods will be reflected in future filings containing the applicable period. There was no impact to cash flows from operations on the Consolidated Condensed Statements of Cash Flows for the period ending September 31, 2014. Correction of the errors resulted in a cumulative correction to beginning retained earnings of $20.9 million of which $19.4 million was related to periods prior to 2012. Refer to Note 9 of the Notes to Consolidated Condensed Financial Statements for more information.

The impact of this revision for periods presented within this quarterly report on Form 10-Q are shown in the tables below:

Consolidated Condensed Statements of Earnings

	Three Months Ended September 30, 2014
	As Previously
	Reported	Adjustment	As Revised
Provision for income taxes	$7.4	$3.2	$10.6
Net earnings	$37.9	$(3.2)	$34.7

Net earnings per share:
Basic	$0.61	$(0.05)	$0.56
Diluted	$0.60	$(0.05)	$0.55

	Nine Months Ended September 30, 2014
	As Previously
	Reported	Adjustment	As Revised
Provision for income taxes	$40.5	$2.2	$42.7
Net earnings	$104.7	$(2.2)	$102.5

Net earnings per share:
Basic	$1.69	$(0.04)	$1.65
Diluted	$1.65	$(0.03)	$1.62

Consolidated Condensed Statements of Comprehensive Earnings

	Three Months Ended September 30, 2014
	As Previously
	Reported	Adjustment	As Revised
Net earnings	$37.9	$(3.2)	$34.7
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(36.5)	0.7	(35.8)
Total other comprehensive loss, net of tax	(37.4)	0.7	(36.7)
Comprehensive (loss) earnings	$0.5	$(2.5)	$(2.0)

	Nine Months Ended September 30, 2014
	As Previously
	Reported	Adjustment	As Revised
Net earnings	$104.7	$(2.2)	$102.5
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(32.0)	0.5	(31.5)
Total other comprehensive loss, net of tax	(32.2)	0.5	(31.7)
Comprehensive earnings	$72.5	$(1.7)	$70.8

Consolidated Condensed Statements of Financial Position

	December 31, 2014
	As Previously
	Reported	Adjustment	As Revised
ASSETS
Current assets:
Trade receivables	$424.0	$0.1	$424.1
Prepaid expenses and other current assets	225.8	(7.1)	218.7
Total current assets	1,836.7	(7.0)	1,829.7

Other assets	142.6	61.6	204.2
Total assets	$3,633.1	$54.6	$3,687.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued liabilities	$678.5	$(6.2)	$672.3
Total current liabilities	1,211.3	(6.2)	1,205.1

Other liabilities	458.8	33.5	492.3
Total liabilities	2,369.8	27.3	2,397.1

Stockholders' equity:
Capital in excess of par	956.2	(0.5)	955.7
Retained earnings	1,404.1	20.9	1,425.0
Accumulated other comprehensive loss	(91.6)	6.9	(84.7)
Total stockholders' equity	1,263.3	27.3	1,290.6
Total liabilities and stockholders' equity	$3,633.1	$54.6	$3,687.7

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2015				December 31, 2014
		Based on				Based on
		Quoted				Quoted
		prices in	Other			prices in	Other
		active	observable	Unobservable		active	observable	Unobservable
		markets	inputs	inputs		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Cash equivalents (1)
Money market funds	$0.1	$–	$0.1	$–	$185.3	$–	$185.3	$–
Government and agency debt securities	–	–	–	–	6.9	–	6.9	–
Total cash equivalents	0.1	–	0.1	–	192.2	–	192.2	–

Available-for-sale marketable securities
Government and agency debt securities	–	–	–	–	274.1	219.9	54.2	–
Corporate debt securities	–	–	–	–	291.0	5.6	285.4	–
Asset-backed and mortgage-backed securities	–	–	–	–	59.5	–	58.1	1.4
Total available-for-sale marketable securities	–	–	–	–	624.6	225.5	397.7	1.4

Foreign currency derivatives (2)	31.4	–	31.4	–	28.3	–	28.3	–

Total	$31.5	$–	$31.5	$–	$845.1	$225.5	$618.2	$1.4

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (2)	$14.9	$–	$14.9	$–	$11.8	$–	$11.8	$–
Contingent consideration	1.0	–	–	1.0	–	–	–	–
Total	$15.9	$–	$14.9	$1.0	$11.8	$–	$11.8	$–

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

The Company liquidated its marketable securities portfolio entirely in the second quarter of 2015 in order to partially fund the acquisition of Kofax Limited (“Kofax”). Refer to Note 3 for more information on the acquisition of Kofax. The Company recognized net gains on marketable securities of $1.7 million for the nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Company recognized net gains on marketable securities of $1.6 million and $2.6 million, respectively. For all periods presented, these amounts represent realized gains due to sales and maturities and are included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2015:

Available-for-Sale Marketable Securities

Nine Months Ended September 30, 2015	Total Level 3	AB and MB
	securities	securities
Balance, beginning of period	$1.4	$1.4
Realized and unrealized gains/(losses) included in earnings (1)	0.3	0.3
Unrealized gains/(losses) included in OCI - All other	(0.3)	(0.3)
Sales	(1.3)	(1.3)
Paydowns	(0.1)	(0.1)
Balance, end of period	$–	$–

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

2015

There were no transfers between levels of the fair value hierarchy during the first nine months of 2015.

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

A discussion of transfers into and out of Level 3 for the first nine months of 2014 is presented above with the table containing additional Level 3 information.

Valuation Techniques

Money Market Funds

The money market funds in which the Company is invested are considered cash equivalents and are generally highly liquid investments. Money market funds are valued at the per share (unit) published as the basis for current transactions.

Derivatives

The Company employs foreign currency and interest rate risk management strategies that periodically utilize derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates, volatility assumptions and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. The Company believes there is minimal risk of nonperformance. At September 30, 2015 and December 31, 2014, all of the Company’s derivative instruments were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 13 of the Notes to Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

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

	September 30, 2015			December 31, 2014
		Carrying	Unamortized		Carrying	Unamortized
	Fair value	value	discount	Fair value	value	discount
2018 senior notes	$326.9	$299.8	$0.2	$334.0	$299.7	$0.3
2020 senior notes	417.8	400.0	–	422.6	400.0	–
Total	$744.7	$699.8	$0.2	$756.6	$699.7	$0.3

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first nine months of 2015 or 2014.

3.           BUSINESS COMBINATIONS

Beginning in the third quarter of 2015, the Company elected to record measurement period adjustments in the period in which they are determined, rather than retrospectively, as permitted under new accounting guidance issued in September 2015. Refer to Note 16 of the Notes to Consolidated Condensed Financial Statements for more information.

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

In addition to the cash consideration transferred, 1.2 million outstanding Kofax stock options were converted into 0.3 million options to purchase Lexmark stock and 2.9 million Kofax Long-term Incentive Plan restricted stock awards (“LTIPs”) were converted into 0.7 million Lexmark Restricted Stock Units (“RSUs”). The replacement awards issued by Lexmark are subject to the same terms and conditions as the Kofax awards, except that performance vesting conditions related to the Kofax LTIPs were waived for the replacement Lexmark RSUs. Accordingly the replacement Lexmark RSUs shall vest based solely on continued employment or service. The Company estimated fair values of both the Kofax awards and the replacement Lexmark awards as of the acquisition date. The estimated fair values of the stock options were based on a Black-Scholes valuation model utilizing the assumptions stated below. The estimated fair values of the LTIPs and RSUs were based on the stock prices of Kofax and Lexmark as of the acquisition date. The portion of the fair value of the Kofax awards related to service provided prior to the acquisition date is included in the consideration transferred for the purchase of Kofax. The difference between the fair value of the replacement Lexmark awards and the fair value of the Kofax awards will be recorded as future compensation cost over the weighted-average service period of approximately 1.4 years. The following table presents assumptions used in the valuations of the Kofax and Lexmark stock options.

	Kofax Options	Lexmark Options
Expected dividend yield	–	3.2%
Weighted average expected stock price volatility	22.5%	35.6%
Weighted average risk-free interest rate	1.3%	1.3%
Weighted average expected life of options (years)	4.2	4.2

The total consideration transferred includes payments for various Kofax share-based awards. Related to these awards, in the third quarter of 2015 the Company identified additional consideration transferred in the form of liabilities incurred to former shareholders of the acquired entity of $5.8 million.

Certain unvested Kofax LTIPs were accelerated as part of the acquisition; the acceleration was deemed to be for the benefit of Lexmark and constitutes a transaction recognized separately from the business combination. The portion of the payment for these awards related to service not yet completed was $2.6 million, which was excluded from consideration transferred and was recognized in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for the nine months ended September 30, 2015.

The following table summarizes the consideration transferred to acquire Kofax. The number of issued and outstanding shares of Kofax was 92,251,889, all of which were acquired by the Company. Amounts shown in the table below include rounding.

Number of Kofax common shares issued and outstanding	92.3
Multiplied by cash consideration per common share outstanding	$11.00
Cash paid to Kofax shareholders	1,014.7
Liability incurred to former owners of Kofax	5.8
Fair value of Lexmark replacement stock options and RSUs related to pre-combination service	20.0
Reduction for separately recognized transaction	(2.6)
Total consideration transferred	$1,037.9

The following table summarizes the preliminary values of assets and liabilities recognized in the acquisition of Kofax. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date as follows.

	Estimated	Weighted-Average
	Fair Value	Useful Life (years)
Cash and cash equivalents	$41.6
Trade receivables	42.3
Inventories	1.1
Prepaid expenses and other current assets	17.5
Property, plant and equipment	6.9
Identifiable intangible assets:
Developed technology	178.5	5.0
Customer relationships	205.2	10.0
Trade names	12.7	4.0
Non-compete agreements	0.9	2.2
In-process technology (1)	1.5
Other long-term assets	4.4
Accounts payable	(7.4)
Deferred revenue	(39.6)
Accrued expenses and other current liabilities	(38.2)
Other long-term liabilities	(8.7)
Deferred tax liability, net (2)	(116.5)
Total identifiable net assets	302.2
Goodwill	735.7
Total purchase price	$1,037.9

(1) Amortization commenced in the third quarter of 2015.

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

The preliminary fair value of trade receivables approximated its carrying value of $42.3 million. The gross amount due from customers was $43.0 million, of which $0.7 million was preliminarily estimated to be uncollectible as of the acquisition date.

The Company assumed defined benefit pension plans covering certain Kofax employees in Switzerland and other countries outside of the U.S. The purchase price allocation reflects a liability of $5.5 million related to the underfunded status of the plans.

The goodwill resulting from the Kofax acquisition was assigned to the Company’s Enterprise Software (formerly Perceptive Software) segment, and represents future revenue and profit growth related to future product development and expansion of the customer base of the combined entity. Refer to Note 14 of the Notes to Consolidated Condensed Financial Statements for more information on the name of the segment. Of the goodwill resulting from the acquisition, $6.9 million is preliminarily expected to be deductible for income tax purposes.

The preliminary total estimated fair value of intangible assets acquired was $398.8 million, with a weighted-average useful life of 7.5 years. Developed technology assets and customer relationship assets related to bug fixes were valued using the multi-period excess earnings method under the income approach, which estimates the value of the intangible assets by calculating the present value of the incremental after-tax cash flows, or excess earnings, attributable solely to the assets over the estimated periods that they generate revenues. After-tax cash flows were calculated by applying cost, expense, income tax, and contributory asset charge assumptions. The remaining customer relationship assets were valued using the with or without method under the income approach, which estimates the value of the intangible asset by quantifying the lost profits under a hypothetical condition where the customer relationships no longer exist immediately following the acquisition and must be re-created. Trade name assets were valued using the relief from royalty method under the income approach, which estimates the value of the intangible asset by discounting to fair value the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the assets.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. The values in the table above include measurement period adjustments determined in the third quarter of 2015 that increased Cash and cash equivalents $0.5 million, decreased Trade receivables $0.1 million, decreased Prepaid expenses and other current assets $2.0 million, decreased Identifiable intangible assets $4.3 million, increased Accounts payable $0.1 million, decreased Accrued expenses and other current liabilities $15.3 million, decreased Deferred tax liability, net $2.3 million and decreased Goodwill $5.8 million. The measurement period adjustments were recognized in the third quarter of 2015 and were based on information obtained subsequent to the acquisition related to conditions that existed at the acquisition date. The primary topics to re-examine in future periods include trade receivables, property, plant and equipment, identifiable intangible assets, deferred revenue and taxes. The Company’s Consolidated Condensed Statements of Earnings for the three months ended September 30, 2015 include $(0.1) million and $1.1 million, recognized in Cost of product revenue and Selling, general and administrative, respectively, that would have been recognized in previous periods if the adjustments had been recognized as of the acquisition date.

The purchase of Kofax is included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2015 in the amount of $974.5 million, which includes cash paid to Kofax shareholders of $1,014.7 million and $4.0 million paid to satisfy liabilities incurred on the acquisition date to former owners of Kofax, reduced by $2.6 million for the separately recognized transaction discussed above. As of September 30, 2015, $1.8 million of liabilities incurred to former owners of Kofax were outstanding, but were satisfied in October 2015. Cash and cash equivalents acquired in the acquisition of Kofax were $41.6 million.

Lexmark acquisition-related costs of $18.0 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings for the nine months ended September 30, 2015. Acquisition-related costs include finder’s fees, legal, advisory, valuation, accounting and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses. During the third quarter of 2015, the Company identified a transfer tax related to the Kofax transaction of $3.0 million that was not recorded in the second quarter of 2015 and has revised the financial statements to correct this immaterial error. The revision for this immaterial correction is reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information.

Beginning in the second quarter of 2015, the Company’s consolidated results of operations include the results of the acquired Kofax businesses.  Since the date of the acquisition, revenue of $52.6 million and operating income (loss) of $(35.7) million for the three months ended September 30, 2015 and revenue of $92.0 million and operating income (loss) of $(36.1) million for the nine months ended September 30, 2015 have been included in the Company’s consolidated results of operations related to the acquired Kofax businesses.

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

The unaudited pro forma results include the amortization associated with an estimate for the acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as a reduction in revenue arising from fair value adjustments for deferred revenue. The unaudited pro forma provision for income taxes has also been adjusted for all periods, based upon the foregoing and following adjustments to historical results and using a 37.8% blended tax rate representing the combined U.S. federal and state statutory rates. There is no material effect to the unaudited pro forma results presented below related to retrospectively adjusting Kofax’s historical results for the change in accounting methodology for pension and other postretirement benefit plans adopted by Lexmark in the fourth quarter of 2013.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Unaudited pro forma revenue	$851.1	$975.5	$2,687.7	$2,873.6
Unaudited pro forma earnings	$(14.4)	$16.1	$(37.5)	$28.1

Unaudited pro forma earnings for the nine months ended September 30, 2014 reflect acquisition-related costs of $37.8 million incurred by Lexmark and Kofax, which were historically recorded in the nine months ended September 30, 2015 and which will not have an ongoing effect on the results of the combined entity. Unaudited pro forma earnings for the three and nine months ended September 30, 2015 do not reflect acquisition-related costs of $1.3 million and $37.8 million that were historically recognized by Lexmark and Kofax in these respective periods. Additionally, unaudited pro forma earnings for the nine months ended September 30,

2014 reflect $0.1 million of acquisition-related costs that were historically recognized in that period. Unaudited pro forma earnings for the nine months ended September 30, 2014 reflect $8.7 million of acquisition-related compensation expenses, including the aforementioned $2.6 million expense related to the accelerated vesting of certain Kofax LTIP awards, that were incurred in the nine months ended September 30, 2015 and which will not have an ongoing effect on the results of the combined entity; unaudited pro forma earnings for the nine months ended September 30, 2015 do not reflect these expenses.

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

Of the $33.0 million cash payment, $30.3 million was paid to acquire the net assets of Claron, $2.2 million was used to pay certain transaction costs and long-term debt obligations of Claron and $0.5 million relates to intangible assets acquired in the form of non-compete agreements from certain shareholders of Claron that were recognized separately from the business combination. The payment for the net assets of Claron includes identifiable intangible assets of $17.4 million, goodwill of $14.7 million and other net liabilities assumed totaling $1.8 million.

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

The goodwill resulting from the Claron acquisition was assigned to the Company’s Enterprise Software segment and includes projected future revenue and profit growth. Of the goodwill resulting from the acquisition, $11.0 million is expected to be deductible for income tax purposes.

The purchase of Claron is included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2015 in the amount of $30.3 million.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. In the third quarter of 2015 the Company determined and recognized measurement period adjustments that increased both net liabilities and goodwill $0.2 million. The measurement period adjustments were recognized in the third quarter of 2015 and were based on information obtained subsequent to the acquisition related to trade receivables conditions that existed at the acquisition date.

Because the current levels of revenue and net earnings for Claron are not material to the Company’s Consolidated Condensed Statements of Earnings, supplemental pro forma and actual revenue and net earnings disclosures have been omitted.

ReadSoft AB

The Company acquired a majority ownership in ReadSoft AB (“ReadSoft”) in 2014. In the first quarter of 2015 the Company obtained pre-title to all remaining shares of ReadSoft and accordingly derecognized the noncontrolling interest, which had been included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position. Measurement period adjustments determined in the second quarter of 2015 increased the acquisition date balance of trade receivables $2.6 million, with a corresponding decrease to goodwill. The measurement period adjustments were based on information obtained subsequent to the acquisition related to certain trade receivables conditions that existed at the acquisition date. The December 31, 2014 balances of Trade receivables and Goodwill on the Consolidated Condensed Statements of Financial Position were increased $2.4 million and decreased $2.4 million, respectively, to include the effect of the measurement period adjustments determined in the second quarter of 2015. The difference between the change to the acquisition date balances and the change to the December 31, 2014 balances is due to foreign currency translation.

Measurement period adjustments determined in the third quarter of 2015 decreased Trade receivables $1.2 million, decreased Other current liabilities $3.3 million, increased Other long-term liabilities $1.7 million, increased Deferred tax liability, net $4.1 million and increased Goodwill $3.7 million. The measurement period adjustments were recognized in the third quarter of 2015 and were based on information obtained subsequent to the acquisition related to certain trade receivables and income tax conditions that existed at the acquisition date.

4.           GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements the disclosures of goodwill and intangible assets shown below include amounts that are subject to measurement period adjustments.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during the nine months ended September 30, 2015.

		Enterprise
	ISS*	Software	Total
Balance at December 31, 2014	$18.8	$584.6	$603.4
Goodwill acquired during the period	–	756.0	756.0
Measurement period adjustments determined in Q3	–	(1.9)	(1.9)
Foreign currency translation	(1.8)	(16.6)	(18.4)
Balance at September 30, 2015	$17.0	$1,322.1	$1,339.1

* Imaging Solutions and Services (“ISS”)

The Company recorded $750.4 million of goodwill related to the acquisitions of Claron and Kofax, including the $5.6 million net reduction due to measurement period adjustments related to the acquisitions of Claron and Kofax determined in the third quarter of 2015. Related to its acquisition of ReadSoft in the third quarter of 2014, the Company also recognized measurement period adjustments in the third quarter of 2015 that increased goodwill by $3.7 million. Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for additional details regarding business combinations and measurement period adjustments. The Company does not have any accumulated impairment charges as of September 30, 2015.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	September 30, 2015			December 31, 2014
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets subject to amortization:
Customer relationships	$342.4	$(72.4)	$270.0	$141.3	$(51.7)	$89.6
Non-compete agreements	4.1	(3.0)	1.1	2.8	(2.6)	0.2
Technology and patents	483.0	(201.0)	282.0	291.5	(151.7)	139.8
Trade names and trademarks	62.2	(38.0)	24.2	50.0	(16.9)	33.1
Total	891.7	(314.4)	577.3	485.6	(222.9)	262.7

Intangible assets not subject to amortization:
In-process technology	0.5	–	0.5	1.6	–	1.6
Total	0.5	–	0.5	1.6	–	1.6

Total identifiable intangible assets	$892.2	$(314.4)	$577.8	$487.2	$(222.9)	$264.3

The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements, partially offset by foreign currency translation. Amortization expense related to intangible assets was $37.8 million and $93.2 million for the three and nine months ended September 30, 2015, respectively, and $19.7 million and $54.8 million for the three and nine months ended September 30, 2014, respectively. The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2015 (remaining three months)	$37.9
2016	120.2
2017	104.4
2018	91.4
2019	77.0
Thereafter	146.4
Total	$577.3

In-process technology refers to research and development efforts that were in process on the date the Company acquired Saperion AG (“Saperion”). Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite-lived asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process technology assets upon completion of the projects. The Company began amortization of in-process technology assets acquired in the acquisitions of ReadSoft and Claron in the second quarter of 2015 and began amortization of in-process technology assets acquired in the acquisition of Kofax in the third quarter of 2015; these assets are included in Technology and patents in the table of intangible assets above.

In April 2015 the Company announced a strategic rebranding action, which involved changing the name of the Company’s Perceptive Software segment to Lexmark Enterprise Software. As a result of this change the Company accelerated amortization of its Perceptive Software trade name asset, resulting in an additional $5.7 million and $13.2 million being recognized in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for the three and nine months ended September 30, 2015, respectively. The Company currently intends to amortize the asset fully by the end of 2015. The Company will continue to use the Perceptive Software trade name in some of its software product names. The carrying amount of the asset was $7.3 million at September 30, 2015. Refer to Note 14 of the Notes to Consolidated Condensed Financial Statements for more information on the rebranding.

The Company includes its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position and therefore has excluded these assets and amortization from the disclosures above. The gross and net carrying amounts of internal-use software at September 30, 2015 were $507.8 million and $142.8 million, respectively. The gross and net carrying amounts of internal-use software at December 31, 2014 were $484.8 million and $164.2 million, respectively.

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

The 2015 Restructuring Actions are expected to impact about 500 positions worldwide over the next 18-month period with approximately one-third of the positions being shifted to low-cost countries. The 2015 Restructuring Actions will result in total pre-tax charges of approximately $41 million, with $32.3 million incurred to date and approximately $4 million and $5 million remaining to be incurred in 2015 and 2016, respectively. The Company expects the total cash costs of the 2015 Restructuring Actions to be approximately $41 million, with $32.3 million accrued to date and approximately $4 million and $5 million remaining to be incurred in 2015 and 2016, respectively.

The Company expects to incur total charges related to the 2015 Restructuring Actions of approximately $13 million in ISS, $8 million in All other and $20 million in Enterprise Software.

Impact to 2015 Financial Results

For the three months ended September 30, 2015, charges for the Company’s 2015 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring	Impact on
	and related	Operating
	charges	income
Employee termination benefit charges	$0.1	$0.1

For the nine months ended September 30, 2015, charges for the Company’s 2015 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring	Impact on
	and related	Operating
	charges	income
Employee termination benefit charges	$32.2	$32.2
Contract termination and lease charges	0.1	0.1
Total restructuring charges	$32.3	$32.3

For the periods indicated above, the Company incurred employee termination benefit charges, which include severance, medical and other benefits. Charges for the 2015 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.

For the three and nine months ended September 30, 2015, the Company incurred restructuring charges in connection with the 2015 Restructuring Actions in the Company’s segments as follows:

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2015	2015
ISS	$7.0	$10.6
All other	(4.6)	5.5
Enterprise Software	(2.3)	16.2
Total charges	$0.1	$32.3

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2015 Restructuring Actions. The total restructuring liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2015	$–	$–	$–
Costs incurred	32.2	0.1	32.3
Reversals (1)	–	–	–
Total restructuring charges, net	32.2	0.1	32.3
Payments and other (2)	(0.9)	(0.1)	(1.0)
Balance at September 30, 2015	$31.3	$–	$31.3

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

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges of approximately $176 million, with $175.3 million incurred to date and approximately $1 million remaining to be incurred in 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $101 million with $100.1 million incurred to date and approximately $1 million remaining to be incurred in 2015.

The Company expects to incur total charges related to the 2012 Restructuring Actions of approximately $133 million in ISS, $29 million in All other and $14 million in Enterprise Software.

Impact to 2015 and 2014 Financial Results

For the three months ended September 30, 2015, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Selling, general	Restructuring	Impact on
	and	and related	Operating
	administrative	charges	income
Accelerated depreciation charges	$0.1	$–	$0.1
Employee termination benefit charges	–	(1.4)	(1.4)
Contract termination and lease charges	–	(0.1)	(0.1)
Total restructuring charges	$0.1	$(1.5)	$(1.4)

For the nine months ended September 30, 2015, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation
charges	$0.1	$0.1	$0.6	$–	$0.7
Excess components and other
inventory-related charges	0.7	0.7	–	–	0.7
Employee termination benefit
charges	–	–	–	0.2	0.2
Contract termination and lease
charges	–	–	–	(0.3)	(0.3)
Total restructuring charges	$0.8	$0.8	$0.6	$(0.1)	$1.3

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

For the three and nine months ended September 30, 2015 and 2014, the Company incurred restructuring charges in connection with the 2012 Restructuring Actions in the Company’s segments as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
ISS	$(1.1)	$0.6	$0.8	$12.9
All other	(0.1)	(0.2)	0.2	3.0
Enterprise Software	(0.2)	7.2	0.3	7.7
Total charges	$(1.4)	$7.6	$1.3	$23.6

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2012 Restructuring Actions. The total restructuring liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2015	$10.8	$2.6	$13.4
Costs incurred	1.8	–	1.8
Reversals (1)	(1.6)	(0.3)	(1.9)
Total restructuring charges, net	0.2	(0.3)	(0.1)
Payments and other (2)	(10.5)	(1.3)	(11.8)
Balance at September 30, 2015	$0.5	$1.0	$1.5

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

Other Restructuring Actions

For the nine months ended September 30, 2014, the Company recorded amounts for other restructuring actions that are substantially completed. For the three months ended September 30, 2014, there were no charges for these actions.

For the nine months ended September 30, 2014, amounts recorded in the Consolidated Condensed Statements of Earnings for other restructuring actions that are substantially completed were as follows:

	Restructuring	Impact on
	and related	Operating
	charges	income
Employee termination benefit charges	$1.1	$1.1
Contract termination and lease charges	0.8	0.8
Total restructuring charges	$1.9	$1.9

For the nine months ended September 30, 2014, the Company incurred restructuring charges in connection with other restructuring actions in the Company’s segments as follows:

Nine Months Ended
September 30, 2014
ISS	$0.9
All other	0.6
Enterprise Software	0.4
Total charges	$1.9

The Company had no incurred liability for other restructuring actions as of September 30, 2015 or December 31, 2014.

6.          DEBT

The carrying value of the Company’s outstanding long-term debt consists of the following:

	September 30,	December 31,
	2015	2014
Trade receivables facility	$88.0	$–
Credit facility	309.0	–
Senior notes, due 2018	299.8	299.7
Senior notes, due 2020	400.0	400.0
	$1,096.8	$699.7

In addition to the information in the table above, the Company borrowed and repaid $418 million and $50 million, respectively, during the nine months ended September 30, 2015 related to the Kofax acquisition, which is presented gross on the Consolidated Condensed Statements of Cash Flows. The Company presents borrowings and repayments of less than 90 days on a net basis on the Consolidated Condensed Statements of Cash Flows and such amounts were $390 million and $361 million, respectively, for the nine months ended September 30, 2015 and $430 million and $430 million, respectively, for the nine months ended September 30, 2014.

Trade Receivables Facility

In the U.S., the Company, Lexmark Enterprise Software, LLC (“LESL”) and Kofax, Inc. transfer a majority of their receivables to a wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly-owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price. At September 30, 2015, the Company had total accounts receivable pledged as collateral of $140.8 million held by LRC which were included in Trade receivables in the Company’s Consolidated Condensed Statements of Financial Position.

On August 27, 2015, the trade receivables facility was amended by extending the term of the facility to October 6, 2017. In addition, Kofax, Inc. became a new originator under the facility, permitting advancements under the facility as accounts receivables are originated by Kofax, Inc. and sold to LRC. The maximum capital availability under the facility remains at $125 million under the amended agreement. The Company expects the outstanding balance of $88.0 million will remain outstanding for more than 12 months and has accordingly classified the outstanding balance of the trade receivables facility as long-term on the Consolidated Condensed Statements of Financial Position at September 30, 2015. Interest on borrowings is calculated using daily 1-month LIBOR index or conduit commercial paper rates plus a spread of 0.40% along with a liquidity fee of 0.40%.

On October 20, 2015, subsequent to the date of the financial statements, the trade receivables facility was amended to correspond to the changes made to the credit facility, discussed below, on October 19, 2015.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables transferred. As collections reduce previously transferred receivables, the Company, LESL and Kofax, Inc. may replenish these with new receivables. Lexmark, LESL and Kofax, Inc. bear a limited risk of bad debt losses on the trade receivables transferred, since the Company, LESL and Kofax, Inc. over-collateralize the receivables transferred with additional eligible receivables. Lexmark, LESL and Kofax, Inc. address this risk of loss in the allowance for doubtful accounts. Receivables transferred to the unrelated third-party may not include amounts over 90 days past due or concentrations over certain limits with any one customer. The facility also contains customary cash control triggering events which, if triggered, could adversely affect the Company’s liquidity and/or its ability to obtain secured borrowings. A downgrade in the Company’s credit rating would reduce the amount of secured borrowings available under the facility.

Credit Facility

Effective February 5, 2014, Lexmark amended its current $350 million 5-year senior, unsecured, multicurrency revolving credit facility, entered into on January 18, 2012, by increasing its size to $500 million. In addition, the maturity date of the amended credit facility was extended to February 5, 2019. The outstanding balance of the revolving credit facility was $309.0 million as of September 30, 2015.

The facility provides for the availability of swingline loans and multicurrency letters of credit. Under certain circumstances and subject to certain conditions, the aggregate amount available under the facility may be increased to a maximum of $650 million. Interest on swingline borrowings under the facility is determined based on the offered rate at the time of the loan. Interest on ABR and

Eurocurrency borrowings are based on the Adjusted Base Rate and Adjusted LIBO Rate, respectively, plus in each case a margin that is adjusted on the basis of a combination of the Company’s consolidated leverage ratio and the Company’s index debt rating. The commitment fee was 0.25% as of September 30, 2015.

The amended credit facility contains customary affirmative and negative covenants and also contains certain financial covenants, including those relating to a minimum interest coverage ratio of not less than 3.0 to 1.0 and a maximum leverage ratio of not more than 3.0 to 1.0 as defined in the agreement. The amended credit facility also limits, among other things, the Company’s indebtedness, liens and fundamental changes to its structure and business. The Company was in compliance with all covenants and other requirements set forth in the facility agreement at September 30, 2015 and December 31, 2014.

On October 19, 2015, subsequent to the date of the financial statements, the credit facility was amended to revise definitions used in calculating certain financial covenants.

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

Short-Term Debt

During the second quarter of 2015, the Company entered into an agreement for an uncommitted revolving credit facility. Under the agreement, the Company may borrow up to a total of $100 million. There were no outstanding borrowings under the uncommitted revolving credit facility at September 30, 2015.

7.          INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2015	2014
Raw materials	$30.5	$29.8
Work in process	39.0	31.4
Finished goods	187.9	191.8
Inventories	$257.4	$253.0

8.          ACCRUED LIABILITIES AND OTHER LIABILITIES

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:

	2015	2014
Balance at January 1	$22.4	$30.5
Accruals for warranties issued	32.1	40.1
Accruals related to pre-existing warranties (including
changes in estimates)	7.2	4.3
Settlements made (in cash or in kind)	(42.9)	(52.4)
Balance at September 30	$18.8	$22.5

Deferred Extended Warranty Revenue:

	2015	2014
Balance at January 1	$180.3	$179.9
Revenue deferred for new extended warranty contracts	55.7	63.4
Revenue recognized	(68.6)	(69.3)
Balance at September 30	$167.4	$174.0
Current portion	73.5	77.0
Non-current portion	93.9	97.0
Balance at September 30	$167.4	$174.0

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

9.           INCOME TAXES

As stated in Note 1, during the third quarter of 2015, in conjunction with the remediation efforts to resolve the material weakness disclosed in the Company’s 2014 Form 10-K, the Company identified errors related to the income tax provision and related to current tax, deferred tax and unrecognized tax benefits accounts that impacted the Company’s previously issued interim and annual consolidated financial statements. Specifically, identified errors related to deferred taxes associated with outside basis differences and other temporary differences of certain foreign subsidiaries and U.S. deferred taxes related to deferred revenue and other temporary differences. Additional errors related to the recognition and measurement of U.S. and foreign unrecognized tax benefits and correlative offsets in current taxes.

Provision for Income Taxes

The Provision for income taxes was a benefit of $(20.2) million and an expense of $10.6 million for the three months ended September 30, 2015 and 2014, as adjusted, respectively. The effective tax rate was 57.1% and 23.4% for the three months ended September 30, 2015 and 2014, as adjusted, respectively. The change in the tax provision from the three months ended September 30, 2015 and the comparable quarter in 2014, as adjusted, is primarily the result of lower pre-tax income in 2015 compared to 2014, and the underlying jurisdictional mix of pre-tax income between and among the Company’s operating subsidiaries. Additionally, the three months ended September 30, 2015 included discrete items related to changes in estimates associated with filing 2014 tax returns, obtaining certification for certain state tax credits, and re-measuring certain non-functional currency foreign deferred tax liabilities totaling a $(10.4) million benefit. The three months ended September 30, 2014 included discrete items related to changes in estimates associated with filing 2013 tax returns, resolving certain tax uncertainties, and re-measuring certain non-functional currency foreign deferred tax liabilities totaling a $(4.3) million benefit.

The Provision for income taxes was a benefit of $(3.5) million and an expense of $42.7 million for the nine months ended September 30, 2015 and 2014, as adjusted, respectively. The effective tax rate was 10.5% and 29.4% for the nine months ended September 30, 2015 and 2014, as adjusted, respectively. The change in the tax provision for the nine months ended September 30, 2015 and the comparable period in 2014, as adjusted, is primarily the result of lower pre-tax income in 2015 compared to 2014 and the underlying jurisdictional mix of pre-tax income between and among the Company’s operating subsidiaries. Additionally, the nine months ended September 30, 2015 included discrete items related to changes in estimates associated with filing 2014 tax returns, obtaining certification for certain state tax credits, resolving certain tax uncertainties, and re-measuring certain non-functional currency foreign deferred tax liabilities totaling a $(7.9) million benefit. The nine months ended September 30, 2014 included discrete items related to changes in estimates associated with filing 2013 tax returns, resolving certain tax uncertainties, foreign withholding taxes, and re-measuring certain non-functional currency foreign deferred tax liabilities totaling a $(1.8) million benefit.

The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% as a result of U.S. state taxes on U.S. earnings and lower tax rates applicable to foreign earnings in most foreign jurisdictions in which the Company operates, notably, Switzerland.

Uncertain Tax Positions

During the third quarter of 2015, the Company identified errors related to the recognition and measurement of uncertain tax positions, resulting in the omission of certain unrecognized tax benefits totaling $58.1 million. The previously omitted unrecognized tax benefits are offset in part by deferred tax assets totaling $31.7 million and correlative adjustments totaling $20.5 million. The omitted unrecognized tax benefits related primarily to recognition of certain U.S. temporary book-tax differences, taxation of certain foreign income and the measurement of certain intercompany transactions. The Company took corrective action when filing its 2014 tax returns to mitigate certain of these uncertainties.

The table below presents adjusted December 31, 2014 unrecognized tax benefits progressed through September 30, 2015:

September 30,
2015
Beginning of the period - As previously reported	$19.2
Adjustments to correct prior periods	58.1
Beginning of the period - As revised	77.3
Increases / (decreases) in unrecognized tax benefits as a result of tax positions taken during the current period	(30.6)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(1.5)
Increases in unrecognized tax benefits as a result of acquisitions	5.1
End of the period	$50.3

10.          STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

The following section summarizes significant changes in Stockholders’ Equity for the three and nine months ended September 30, 2015.

Capital in Excess of Par

For the nine months ended September 30, 2015, Capital in excess of par increased $57.9 million. The increase was primarily driven by $29.0 million recognized for share-based compensation awards and $20.0 million recognized for the fair value of Lexmark replacement stock options and RSUs related to pre-combination services resulting from the Company’s acquisition of Kofax. Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for additional information regarding the Company’s acquisition of Kofax.

Treasury Stock

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of September 30, 2015, there was approximately $59 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

The Company did not repurchase any shares of its Class A Common Stock during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company repurchased approximately 0.7 million shares at a cost of $30.0 million. During the three and nine months ended September 30, 2014, the Company repurchased approximately 0.4 and 1.3 million shares at a cost of $18.0 and $58.0 million, respectively. As of September 30, 2015, the Company had repurchased approximately 112.9 million shares of its Class A Common Stock for an aggregate cost of approximately $4.79 billion since the inception of the program in April 1996. As of September 30, 2015, the Company had reissued approximately 0.5 million previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at September 30, 2015 were 36.4 million. Share repurchases for the nine months ended September 30, 2015 were executed via accelerated share repurchase (“ASR”) agreements.

Dividends

The Company’s dividend activity during the nine months ended September 30, 2015 was as follows:

			Lexmark International, Inc.
			Class A Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 19, 2015	March 02, 2015	March 13, 2015	$0.36	$22.1
April 21, 2015	May 29, 2015	June 12, 2015	$0.36	$22.0
July 23, 2015	August 28, 2015	September 11, 2015	$0.36	$22.2

The payment of the cash dividends also resulted in the issuance of dividend equivalent units to certain holders of RSUs, excluding replacement RSUs for the Kofax LTIPs, which did not provide for dividend equivalent units. Diluted weighted-average Lexmark Class A Common Stock share amounts presented reflect this issuance. All cash dividends and dividend equivalent units are accounted for as reductions of Retained earnings.

Accumulated Other Comprehensive Loss

The following tables provide the tax benefit or expense attributed to each component of Other comprehensive earnings (loss):

	Three Months Ended
	September 30, 2015			September 30, 2014
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(29.3)	$–	$(29.3)	$(35.8)	$–	$(35.8)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.2)	0.1	(0.3)	(0.1)	0.1	(0.2)
Net unrealized loss on marketable securities - OTTI	–	–	–	–	–	–
Net unrealized (loss) gain on marketable securities	–	–	–	(0.8)	0.1	(0.9)
Unrealized loss on cash flow hedges	(14.6)	1.6	(16.2)	–	–	–
Total other comprehensive (loss) earnings	$(44.1)	$1.7	$(45.8)	$(36.7)	$0.2	$(36.9)

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(65.0)	$–	$(65.0)	$(31.5)	$–	$(31.5)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.4)	0.1	(0.5)	(0.1)	0.1	(0.2)
Net unrealized loss on marketable securities - OTTI	–	–	–	(0.1)	–	(0.1)
Net unrealized (loss) gain on marketable securities	(0.1)	–	(0.1)	–	(0.3)	0.3
Unrealized loss on cash flow hedges	(0.9)	0.1	(1.0)	–	–	–
Total other comprehensive (loss) earnings	$(66.4)	$0.2	$(66.6)	$(31.7)	$(0.2)	$(31.5)

The change in Accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2015, consists of the following:

		Recognition of
		Pension and Other
	Foreign	Postretirement	Unrealized	Accumulated
	Currency	Benefit Plans	Gain (Loss) on	Other
	Translation	Prior Service Credit,	Cash Flow	Comprehensive
	Adjustment	Net of (Amortization)	Hedges	(Loss) Earnings
Balance at June 30, 2015	$(137.6)	$1.0	$29.6	$(107.0)
Other comprehensive (loss) earnings before reclassifications	(29.3)	(0.1)	0.8	(28.6)
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.1)	(15.4)	(15.5)
Net current-period other comprehensive (loss) earnings	(29.3)	(0.2)	(14.6)	(44.1)
Balance at September 30, 2015	$(166.9)	$0.8	$15.0	$(151.1)

		Recognition of
		Pension and Other	Net
	Foreign	Postretirement	Unrealized	Unrealized	Accumulated
	Currency	Benefit Plans	Gain (Loss) on	Gain (Loss) on	Other
	Translation	Prior Service Credit,	Marketable	Cash Flow	Comprehensive
	Adjustment	Net of (Amortization)	Securities	Hedges	(Loss) Earnings
Balance at December 31, 2014	$(101.9)	$1.2	$0.1	$15.9	$(84.7)
Other comprehensive (loss) earnings before reclassifications	(65.0)	(0.1)	1.4	46.5	(17.2)
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.3)	(1.5)	(47.4)	(49.2)
Net current-period other comprehensive (loss) earnings	(65.0)	(0.4)	(0.1)	(0.9)	(66.4)
Balance at September 30, 2015	$(166.9)	$0.8	$–	$15.0	$(151.1)

The change in Accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2014, consists of the following:

		Recognition of	Net
		Pension and Other	Unrealized
	Foreign	Postretirement	Gain (Loss)	Accumulated
	Currency	Benefit Plans	on	Other
	Translation	Prior Service Credit,	Marketable	Comprehensive
	Adjustment	Net of (Amortization)	Securities	(Loss) Earnings
Balance at June 30, 2014	$(27.2)	$1.4	$1.7	$(24.1)
Other comprehensive (loss) earnings before reclassifications	(35.8)	–	0.6	(35.2)
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.1)	(1.4)	(1.5)
Net current-period other comprehensive (loss) earnings	(35.8)	(0.1)	(0.8)	(36.7)
Balance at September 30, 2014	$(63.0)	$1.3	$0.9	$(60.8)

		Recognition of	Net	Net
		Pension and Other	Unrealized	Unrealized
	Foreign	Postretirement	Gain (Loss) on	Gain (Loss)	Accumulated
	Currency	Benefit Plans	Marketable	on	Other
	Translation	Prior Service Credit,	Securities –	Marketable	Comprehensive
	Adjustment	Net of (Amortization)	OTTI	Securities	(Loss) Earnings
Balance at December 31, 2013	$(31.5)	$1.4	$0.1	$0.9	$(29.1)
Other comprehensive (loss) earnings before reclassifications	(31.5)	0.2	(0.1)	2.3	(29.1)
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.3)	–	(2.3)	(2.6)
Net current-period other comprehensive (loss) earnings	(31.5)	(0.1)	(0.1)	–	(31.7)
Balance at September 30, 2014	$(63.0)	$1.3	$–	$0.9	$(60.8)

The following tables provide details of amounts reclassified from Accumulated other comprehensive loss:

	Amount Reclassified from
	Accumulated Other
	Comprehensive (Loss) Earnings

Details about Accumulated Other	Three Months Ended
Comprehensive (Loss) Earnings	September 30,	September 30,
Components	2015	2014	Affected Line Item in the Statements of Earnings
Recognition of pension and
other postretirement benefit plans
prior service credit
Amortization of prior service benefit	$0.2	$0.2	Note 12, Employee Pension and Postretirement Plans
	(0.1)	(0.1)	Tax benefit (liability)
	$0.1	$0.1	Net of tax

Unrealized gains and (losses) on
Marketable securities
Non-OTTI	$–	$1.6	Other expense (income), net
	–	(0.2)	Tax (liability) benefit
	$–	$1.4	Net of tax

Unrealized gain on cash flow hedges
	$17.1	$–	Revenue
	–	–	Other expense (income), net
	(1.7)	–	Tax (liability) benefit
	$15.4	$–	Net of tax

Total reclassifications for the period	$15.5	$1.5	Net of tax

	Amount Reclassified from
	Accumulated Other
	Comprehensive (Loss) Earnings

Details about Accumulated Other	Nine Months Ended
Comprehensive (Loss) Earnings	September 30,	September 30,
Components	2015	2014	Affected Line Item in the Statements of Earnings
Recognition of pension and other postretirement benefit plans prior service credit
Amortization of prior service benefit	$0.5	$0.5	Note 12, Employee Pension and Postretirement Plans
	(0.2)	(0.2)	Tax (liability) benefit
	$0.3	$0.3	Net of tax

Unrealized gains and (losses) on marketable securities
Non-OTTI	$1.7	$2.6	Other expense (income), net
	(0.2)	(0.3)	Tax (liability) benefit
	$1.5	$2.3	Net of tax

Unrealized gain on cash flow hedges
	$51.8	$–	Revenue
	0.9	–	Other expense (income), net
	(5.3)	–	Tax (liability) benefit
	$47.4	$–	Net of tax

Total reclassifications for the period	$49.2	$2.6	Net of tax

11.          EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Numerator:
Net (loss) earnings	$(15.2)	$34.7	$(29.7)	$102.5
Denominator:
Weighted average shares used to compute basic EPS	61.7	62.0	61.5	62.1
Effect of dilutive securities -
Employee stock plans	–	1.3	–	1.3
Weighted average shares used to compute diluted EPS	61.7	63.3	61.5	63.4

Basic net EPS	$(0.25)	$0.56	$(0.48)	$1.65
Diluted net EPS	$(0.25)	$0.55	$(0.48)	$1.62

Outstanding stock based compensation awards were not considered in the diluted EPS calculation due to the Company’s net loss position for the three and nine months ended September 30, 2015. RSUs, stock options, and dividend equivalent units totaling 1.0 million and 0.9 million shares of Class A Common Stock for the three and nine months ended September 30, 2014, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, other than replacement RSU agreements for Kofax LTIPs, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of September 30, 2015, there were approximately 0.2 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

12.          EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and nine months ended September 30, 2015 and 2014 were as follows:

Pension Benefits:	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Service cost	$1.5	$1.1	$4.6	$3.3
Interest cost	7.7	8.8	22.9	26.4
Expected return on plan assets	(11.3)	(11.1)	(33.8)	(33.5)
Actuarial loss (gain)	–	–	0.9	(1.7)
Net periodic benefit (credit) cost	$(2.1)	$(1.2)	$(5.4)	$(5.5)

Other Postretirement Benefits:	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Service cost	$0.1	$0.1	$0.2	$0.4
Interest cost	0.2	0.3	0.6	0.8
Amortization of prior service (benefit) cost	(0.2)	(0.2)	(0.5)	(0.5)
Actuarial loss (gain)	–	–	(0.5)	(1.2)
Net periodic benefit (credit) cost	$0.1	$0.2	$(0.2)	$(0.5)

For the nine months ended September 30, 2015, $9.3 million of contributions have been made to the Company’s pension and postretirement plans. The Company currently expects to contribute approximately $4 million to its pension and other postretirement plans for the remainder of 2015.

Cost of Pension Benefits for the three months and nine months ended September 30, 2015, includes defined benefit pension plans assumed in the acquisition of Kofax on May 21, 2015. Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for details related to this acquisition.

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

Fair Value Hedges

Net outstanding notional amount of derivative positions as of September 30, 2015 is in the table that follows. These positions were driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below:

Long (Short) Positions by Currency (in USD)	September 30, 2015
EUR / USD	$97.7
CHF / USD	(33.2)
EUR / GBP	(32.3)
Other, net	(2.5)
Total	$29.7

As of September 30, 2015 and December 31, 2014, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Gross asset position	$0.9	$–	$–	$0.6
Gross (liability) position	–	–	(1.5)	(3.9)
Net asset (liability) position (1)	0.9	–	(1.5)	(3.3)
Gross amounts not offset (2)	–	–	–	–
Net amounts	$0.9	$–	$(1.5)	$(3.3)

(1) Amounts presented in the Consolidated Condensed Statements of Financial Position

(2) Amounts not offset in the Consolidated Condensed Statements of Financial Position

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in
	Cost of revenue*				Other expense (income), net
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Fair Value Hedging	September 30		September 30		September 30		September 30
Relationships	2015	2014	2015	2014	2015	2014	2015	2014
Foreign exchange contracts	$(1.8)	$6.3	$1.3	$7.0	$–	$0.5	$0.6	$0.3
Underlying	3.6	(5.4)	0.9	(4.6)	1.1	(0.1)	1.2	(0.7)
Total	$1.8	$0.9	$2.2	$2.4	$1.1	$0.4	$1.8	$(0.4)

* Gains and losses recorded in Cost of revenue are included in Product on the Consolidated Condensed Statements of Earnings

Cash Flow Hedges

The Company’s cash flow hedging contracts are not subject to master netting agreements or other terms under U.S. GAAP that allow net presentation in the Consolidated Condensed Statements of Financial Position. The total notional amounts as of September 30, 2015 of the Company’s foreign exchange options designated as cash flow hedges of anticipated Euro and British pound denominated sales were $609.9 million and $43.0 million, respectively. As of September 30, 2015 and December 31, 2014, the Company had the following gross derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position for its cash flow hedges:

	September 30,	December 31,
Foreign Exchange Contracts	2015	2014
Gross asset position	$30.2	$28.3
Gross (liability) position	(13.1)	(8.6)

The Company had the following gains and (losses) related to derivative instruments qualifying and designated as cash flow hedging instruments and related hedged items recorded on the Consolidated Condensed Statements of Comprehensive Earnings:

Location of gain
(loss) reclassified
from
Accumulated other
			comprehensive	Pre-tax amount of gain (loss)
	Amount of after-tax gain (loss)		loss into Net	reclassified from Accumulated other
	recognized in Other comprehensive		(loss) earnings	comprehensive loss into Net (loss) earnings
	(loss) earnings (effective portion)		(effective portion)	(effective portion)
Cash Flow Hedging	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
Relationships	September 30, 2015	September 30, 2015		September 30, 2015	September 30, 2015
Foreign Exchange
Contracts	$(14.6)	$(0.9)	Revenue	$17.1	$51.8

The Company discontinued hedge accounting for certain derivative instruments previously designated as cash flow hedges because it was probable that the underlying forecasted transaction would not occur. As a result, gains of $0.9 million were reclassified into earnings during the nine months ended September 30, 2015 and recognized as a component of Other expense (income), net on the Consolidated Condensed Statements of Earnings. No such amounts were reclassified into earnings during the three months ended September 30, 2015.

As of September 30, 2015 and December 31, 2014, deferred net gains on derivative instruments recorded in Accumulated other comprehensive loss were $16.6 million and $17.6 million respectively, pre-tax. If realized, all amounts as of September 30, 2015 will be reclassified into earnings during the next 12 months. No gains or losses were reclassified into earnings for cash flow hedges for the nine months ended September 30, 2014. Ineffective portions of hedges are immediately recognized in current period earnings. There were no material gains or losses related to the ineffective portion of hedges recognized in the nine months ended September 30, 2015 or 2014.

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

The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or non-operating income/expense items for management reporting purposes. Segment operating (loss) income includes: selling, general and administrative; research and development; restructuring and related charges; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand-alone basis or may not be indicative of results of other enterprises in similar businesses. All other operating (loss) income includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, certain occupancy costs, certain pension and other postretirement benefit plan costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal and human resources. Acquisition-related costs and integration expenses are also included primarily in All other.

The following table includes information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Revenue:
ISS	$703.0	$835.0	$2,209.0	$2,482.0
Enterprise Software	148.1	83.1	373.4	205.6
Total revenue	$851.1	$918.1	$2,582.4	$2,687.6

Operating (loss) income:
ISS	$95.2	$157.7	$372.4	$472.5
Enterprise Software	(21.6)	(21.4)	(74.4)	(65.8)
All other	(95.2)	(81.8)	(299.5)	(235.9)
Total operating (loss) income	$(21.6)	$54.5	$(1.5)	$170.8

Operating (loss) income noted above for the three months ended September 30, 2015 includes restructuring charges (reversals) of $5.9 million in ISS, $(2.5) million in Enterprise Software and $(4.7) million in All other. Operating (loss) income related to Enterprise Software for the three months ended September 30, 2015 also includes $37.2 million of amortization expense related to intangible assets acquired by the Company. Operating (loss) income related to All other for the three and nine months ended September 30, 2015 also includes remediation-related costs of $3.2 million. Operating (loss) income noted above for the nine months ended September 30, 2015 includes restructuring charges of $11.4 million in ISS, $16.5 million in Enterprise Software and $5.7 million in All other. Operating (loss) income related to Enterprise Software for the nine months ended September 30, 2015 also includes $91.3 million of amortization expense related to intangible assets acquired by the Company. Operating (loss) income related to All other for the nine ended September 30, 2015 also includes pension and other postretirement benefit plan actuarial loss of $0.3 million.

Operating (loss) income noted above for the three months ended September 30, 2014 includes restructuring charges (reversals) of $0.6 million in ISS, $7.2 million in Enterprise Software and $(0.2) million in All other. Operating (loss) income related to Enterprise Software for the three months ended September 30, 2014 also includes $19.1 million of amortization expense related to intangible assets acquired by the Company. Operating (loss) income noted above for the nine months ended September 30, 2014 includes restructuring charges of $13.8 million in ISS, $8.1 million in Enterprise Software and $3.6 million in All other. Operating (loss) income related to Enterprise Software for the nine months ended September 30, 2014 includes $52.8 million of amortization expense related to intangible assets acquired by the Company. Operating (loss) income related to All other for the nine months ended September 30, 2014 includes a pension and other postretirement benefit plan actuarial gain of $2.9 million.

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

Nuance Communications, Inc. v. ABBYY Software House, et al.

Nuance Communications, Inc. (“Nuance”) filed suit against the Company and ABBYY Software House and ABBYY USA Software House (collectively “ABBYY”) in the U.S. District Court for the Northern District of California (“District Court”). Nuance alleges that the Company and ABBYY have infringed three U.S. patents related to Optical Character Recognition (“OCR”) and document management technologies. The Company, and the Company’s supplier of the accused OCR technology, ABBYY, denied infringement and raised affirmative defenses to the allegations of patent infringement. A two week jury trial was held in August of 2013. At trial,

Nuance was seeking approximately $31 million in damages from the Company for the alleged infringement and, in addition, requested that this amount be trebled for alleged willful infringement. The jury returned a verdict of non-infringement on all counts. A final judgment was entered in favor of the Company and ABBYY by the District Court on August 26, 2013. Nuance filed post-judgment motions seeking a judgment as a matter of law, or in the alternative, for a new trial. Nuance’s motion was denied by the District Court on December 10, 2013. Nuance’s appeal to the Federal Circuit Court of Appeals was filed on July 2, 2014. Oral arguments at the Federal Circuit Court of Appeals have not been scheduled.

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

Philippines Donor Tax

In the second quarter of 2013, as part of the Company’s sale of inkjet-related technology and assets, 100% of the shares of the legal entity owning the inkjet manufacturing facility in Cebu, Philippines were sold.  The Philippines internal revenue bureau (“BIR”) subsequently assessed approximately $6.5 million of Philippines donor tax related to this share sale transaction.  Lexmark has submitted additional tax declarations to the BIR to have this amount reduced to less than $1 million, which is currently pending.  In addition to challenging the amount of donor tax that may be owed, Lexmark filed a request for ruling on exemption for donor tax which was denied by the BIR. During the third quarter of 2015, Lexmark has filed a request to review the BIR’s decision with the Philippines Secretary of Finance.  This decision is currently pending.  Lexmark continues to reserve the right to challenge these rulings in Philippine courts.

Based on these developments, Lexmark continues to believe that a minimum of $0.5 million is probable to resolve this matter. Depending on the interpretation by the BIR, Philippine Secretary of Finance and/or Philippine courts, Lexmark may be required to pay the most recent BIR calculated amount of approximately $6.5 million plus accrued interest.  Because the Company continues to believe that at this stage of the dispute that no single amount of the range is a better estimate than any other amount, the Company has accrued $0.5 million, which represents the low end of the range.

Copyright Fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of September 30, 2015, the Company has accrued approximately $29.8 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. The $26.5 million decrease in the liability compared to December 31, 2014 was due to a reversal of approximately $23.5 million in the second quarter of 2015 based on the Company’s anticipated settlement of copyright levies for single function printer devices sold in Germany prior to December 31, 2007, as discussed below, and foreign currency translation.

As of September 30, 2015, approximately $23.8 million of the $29.8 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers sold in Germany.

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

In July of 2015, German copyright societies, including VG Wort, and the Federal Association for Information Technology, Telecommunications and New Media, BITKOM, after receiving the required voting approvals for their respective organizations, entered into a settlement agreement establishing a copyright levy fee schedule for sales of single function printer devices in Germany from 2001 through 2007 to resolve all liabilities for copyright levies for the sale of these devices during this time-period (“Settlement Agreement”). As authorized by the Settlement Agreement, manufacturers or importers of single function devices into Germany from 2001 through 2007 had until August 31, 2015 to join and be bound by the Settlement Agreement to resolve all past liabilities and claims. Lexmark has joined and agreed to be bound by the terms of this Settlement Agreement. As a result, per the terms of the settlement fee schedule, Lexmark anticipates its payment to be approximately $24 million, which is reflected in the accrual set forth above. Payment of this amount by the Company would be made in the fourth quarter of 2015.

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

ASU 2014-09 may be adopted through either retrospective application to all periods presented in the financial statements or through a cumulative effect adjustment to retained earnings by applying the new guidance to contracts that are not completed at the effective date. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date to provide a one year delay in the effective date of ASU 2014-09. The effective date of the new guidance for the Company is now January 1, 2018; however, early application is permitted for the Company’s 2017 fiscal year.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments under ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt liability rather than as a deferred charge asset as required under current guidance. ASU 2015-03 also requires that the amortization of debt issuance costs be reported as interest expense. The amendments in ASU 2015-03 will be effective for the Company starting January 1, 2016 and must be applied on a retrospective basis. Early adoption is permitted. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). The purpose of ASU 2015-15 is to codify the SEC Staff Announcement at the June 18, 2015 meeting of the Emerging Issues Task Force in which the SEC observer stated that reporting entities may continue to present the cost of securing a revolving line of credit as a deferred charge asset, regardless of whether a balance is outstanding, and amortize such costs ratably over the term of the revolving debt arrangement. Approximately $3 million of debt issuance costs related to the Company’s senior notes maturing in 2018 and 2020 would have been deducted from the carrying amount of Long-term debt as of September 30, 2015 had the Company adopted the amended guidance for debt issuance costs.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The amendments in ASU 2015-16 require that measurement period adjustments be recognized in the reporting period in which the amounts are determined rather than accounted for retrospectively as currently required if material. The Company elected to apply this guidance to measurement period adjustments determined during the third quarter of 2015 as permitted by ASU 2015-16. Refer to Note 3 for more information.

The FASB issued other accounting guidance during the period that is not applicable to the Company’s consolidated financial statements and, therefore, is not discussed above.

17.          SUBSEQUENT EVENTS

On October 22, 2015, the Company’s Board of Directors approved a quarterly dividend of $0.36 per share of Class A Common Stock. The dividend is payable December 11, 2015 to stockholders of record on November 27, 2015.

In October 2015, the credit facility was amended to revise definitions used in calculating certain financial covenants and the trade receivables facility was amended to correspond to the changes made in the credit facility.

On October 23, 2015, Lexmark’s Board of Directors authorized the exploration of strategic alternatives to enhance shareholder value. There is no set timetable for the exploration of strategic alternatives. Furthermore, no decision has been made with regard to any alternatives and there is no assurance that the Board’s exploration of strategic alternatives will result in any transaction being entered into or consummated.

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

In April 2015, the Company announced a strategic rebranding action to unify and strengthen the market presence of the Company’s information technology portfolio of enterprise software, print hardware and MPS. As part of the rebranding action, the Company elected to change the name of its Perceptive Software segment to Lexmark Enterprise Software. Certain software products will still include the Perceptive Software name.

In October 2015, the Company announced that its Board of Directors has authorized the exploration of strategic alternatives to enhance shareholder value. No decision has been made with regard to any alternatives, and there is no assurance that the Board’s exploration of strategic alternatives will result in any transaction being entered into or consummated.

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

Lexmark is committed to creating shareholder value by growing a more predictable annuity revenue base and transforming to a higher value portfolio through both expansion of its current MPS and software product offerings and key strategic acquisitions. The Company also remains committed to its stated capital allocation framework of returning, on average, more than 50% of free cash flow (net cash flows provided by operating activities minus purchases of property, plant and equipment plus proceeds from the sale of fixed assets) to its shareholders through dividends and share repurchases while pursuing acquisitions and organic investments that support the strengthening and growth of the Company. Share repurchases will be paused while credit facilities are paid. See “Financial Condition” section that follows for further discussion of the Company’s financing activities and liquidity.

Lexmark also recently announced that the Board of Directors has initiated an exploration of strategic alternatives to enhance shareholder value and unlock the intrinsic value created by the company. During this process, Lexmark will remain focused on its customers and delivering strong financial results.

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

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30				Nine Months Ended September 30
	2015		2014		2015		2014
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$851.1	100%	$918.1	100%	$2,582.4	100%	$2,687.6	100%
Gross profit	319.6	38	357.3	39	1,011.6	39	1,050.1	39
Operating expense	341.2	40	302.8	33	1,013.1	39	879.3	33
Operating (loss) income	(21.6)	(3)	54.5	6	(1.5)	–	170.8	6
Net (loss) earnings	(15.2)	(2)	34.7	4	(29.7)	(1)	102.5	4

Current Quarter

For the three months ended September 30, 2015, total Lexmark revenue declined 7% YTY, reflecting an unfavorable YTY currency impact of 6%, an unfavorable impact of approximately 3% due to the Company’s exit of inkjet technology, the negative impact on laser supplies revenues of the Company’s targeted effort to reduce laser supplies inventory in its partner sales channel, and a decline in laser hardware revenue due to competitive pressures. The change in YTY revenues reflected a positive impact of 7% for growth in Enterprise Software revenue during the quarter, primarily due to the acquisition of Kofax in the second quarter of 2015. Additionally, the Company benefited from continued growth in MPS supplies revenue.

For the three months ended September 30, 2015, operating income decreased 140% YTY primarily due to higher operating expense driven by higher acquisition-related adjustments. Net earnings for the three months ended September 30, 2015 declined 144% from the prior year, primarily due to lower operating income. Net earnings for the three months ended September 30, 2015 included $81.5 million of pre-tax acquisition and divestiture-related adjustments, $3.2 million in professional fees associated with analysis and remediation of the Company’s previously disclosed material weakness in internal controls over income tax accounting (“remediation-related charges”) and $0.9 million of pre-tax restructuring charges and project costs. Net earnings for the three months ended September 30, 2014 included $30.2 million of pre-tax acquisition and divestiture-related adjustments and $11.7 million of pre-tax restructuring charges and project costs.

Management expects that the currency and inkjet exit headwinds will continue throughout the year, leading to lower YTY revenue, partially offset by growth in Enterprise Software and MPS. Due to the Company’s efforts to reduce laser supplies inventory in its partner sales channel in the second and third quarters of 2015, worldwide channel inventory is in the targeted range as of the end of the third quarter of 2015. During the third quarter of 2015, the Company experienced softness in laser hardware revenue attributed to competitive pressures related to tightened customer spending and lengthened sales cycles. Management expects this to continue during the fourth quarter of 2015.

Year-to-Date

For the nine months ended September 30, 2015, total Lexmark revenue declined 4% YTY, reflecting an unfavorable YTY currency impact of 6%, an unfavorable impact of approximately 3% due to the Company’s exit of inkjet technology and the negative impact on laser supplies revenues of the Company’s targeted effort to reduce laser supplies inventory in its partner sales channel. The change in YTY revenues reflected a positive impact of 6% for growth in Enterprise Software revenue, primarily due to the acquisitions of Kofax in the second quarter of 2015 and Readsoft in the third quarter of 2014. Additionally, the Company benefited from continued growth in MPS supplies revenue.

For the nine months ended September 30, 2015, operating income decreased 101% YTY primarily due to higher operating expenses. Net earnings for the nine months ended September 30, 2015 declined 129% from the prior year, primarily due to lower operating income. Net earnings for the nine months ended September 30, 2015 included $197.9 million of pre-tax acquisition and divestiture-related adjustments, $40.0 million of pre-tax restructuring charges and project costs, $3.2 million in remediation-related charges and a pension and other postretirement benefit plan actuarial net loss of $0.3 million. Net earnings for the nine months ended September 30, 2014 included $82.7 million of pre-tax acquisition and divestiture-related adjustments, $35.4 million of pre-tax restructuring charges and project costs and a pension and other postretirement benefit plan actuarial net gain of $2.9 million.

Revenue

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
ISS	$703.0	$835.0	(16)%	$2,209.0	$2,482.0	(11)%
Enterprise Software	148.1	83.1	78	373.4	205.6	82
Total revenue	$851.1	$918.1	(7)%	$2,582.4	$2,687.6	(4)%

ISS

For the three months ended September 30, 2015, ISS revenue declined 16% compared to the same period in 2014, including unfavorable currency and inkjet exit impacts of approximately 5% and 3%, respectively. Laser hardware revenue declined 16% YTY. Large workgroup laser hardware revenue, which represented about 86% of total hardware revenue for the three months ended September 30, 2015, declined 13% YTY reflecting a decrease of 14% YTY in average unit revenue (“AUR”), driven by unfavorable currency movements and unfavorable product mix. Units increased by 1%, driven by an increase in color MFPs. Small workgroup laser hardware revenue, which for the three months ended September 30, 2015 represented about 14% of total hardware revenue, declined 29% YTY due to a 26% decrease in units driven by competitive pressures and a 5% decrease in AUR driven by unfavorable currency movements, partially offset by favorable product mix. There was no inkjet exit hardware revenue for the three months ended September 30, 2015.

Supplies revenue for the three months ended September 30, 2015 was down 17% compared to the same period in 2014, reflecting unfavorable currency and inkjet exit impacts of 5% and 5%, respectively. Laser supplies revenue decreased 13% YTY primarily due to unfavorable currency impact of 6% and the Company’s targeted efforts to reduce laser supplies inventory in its partner sales channel, particularly in EMEA. These factors were partially offset by continued YTY growth in MPS laser supplies revenue. Inkjet exit supplies revenue declined 48% YTY due to ongoing and expected declines in the inkjet installed base as the Company has exited inkjet technology.

For the nine months ended September 30, 2015, ISS revenue declined 11% compared to the same period in 2014, including unfavorable currency and inkjet exit impacts of approximately 6% and 3%, respectively. Laser hardware revenue declined 10% YTY. Large workgroup laser hardware revenue, which represented about 86% of total hardware revenue for the nine months ended September 30, 2015, declined 7% YTY reflecting a 3% decline in units, primarily driven by the timing of MPS product placements, and a 4% decrease in AUR, reflecting unfavorable currency movements, partially offset by favorable product mix during the first nine months of 2015. Small workgroup laser hardware revenue, which for the nine months ended September 30, 2015 represented about 14% of total hardware revenue, declined 21% YTY due to a 17% decrease in units driven by strong sales during the fourth quarter of 2014 and competitive pressures during the 2015 period and a 5% decrease in AUR driven by unfavorable currency movements.  There was no inkjet exit hardware revenue for the nine months ended September 30, 2015. The Company uses the term “large workgroup” to include departmental, large workgroup and medium workgroup lasers, which are typically attached directly to large workgroup networks, as well as dot matrix printers and options. The term “small workgroup” includes small workgroup lasers and personal lasers, which are attached to small workgroup networks and/or personal computers. The Company uses the term “inkjet exit” to include consumer and business inkjet hardware and supplies.

Supplies revenue for the nine months ended September 30, 2015 was down 12% compared to the same period in 2014, reflecting unfavorable currency and inkjet exit impacts of 6% and 5%, respectively. Laser supplies revenue decreased 9% YTY primarily due to unfavorable currency impact of 6% and the Company’s targeted efforts to reduce laser supplies channel inventory in the second and third quarters of 2015, particularly in EMEA. These factors were partially offset by continued YTY growth in MPS laser supplies revenue. Inkjet exit supplies revenue declined 43% YTY due to ongoing and expected declines in the inkjet installed base as the Company has exited inkjet technology.

Enterprise Software

For the three months ended September 30, 2015, revenue for Enterprise Software increased 78% compared to the same period in 2014. Excluding the impact of acquisition-related adjustments, revenue for Enterprise Software for the three months ended September 30, 2015 increased 92% YTY. The YTY increases in license, maintenance and support, subscription and professional services revenue were primarily due to the acquisition of Kofax in the second quarter of 2015. Additionally, the segment continues to see growth in the healthcare industry. These factors were partially offset by an unfavorable currency impact of 10%.

For the nine months ended September 30, 2015, revenue for Enterprise Software increased 82% compared to the same period in 2014. Excluding the impact of acquisition-related adjustments, revenue for Enterprise Software for the nine months ended September 30, 2015 increased 90% YTY. The YTY increases in maintenance and support, license, professional services and subscription revenue were primarily due to the acquisition of Kofax in the second quarter of 2015 and ReadSoft in the third quarter of 2014, partially offset by an unfavorable currency impact of 8% and unfavorable impact on perpetual license revenue from the selection of a subscription model by certain customers during the period, consistent with an overall shift in market trends.

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

See “Acquisition and Divestiture-related Adjustments” section that follows for further discussion.

Revenue by Geography

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
United States	$409.3	$405.6	1%	$1,197.6	$1,160.2	3%
Europe, the Middle East, & Africa ("EMEA")	279.7	329.5	(15)	898.8	981.6	(8)
Other international	162.1	183.0	(11)	486.0	545.8	(11)
Total revenue	$851.1	$918.1	(7)%	$2,582.4	$2,687.6	(4)%

For the three months ended September 30, 2015, revenues in the United States increased slightly compared to the same period in 2014 primarily due to higher Enterprise Software revenue, partially offset by lower laser hardware revenue and the negative impact of the Company’s planned exit from inkjet technologies. Revenues in EMEA declined compared to the same period in 2014 primarily due to lower laser supplies revenue, which reflected unfavorable currency impact and the Company’s targeted efforts to reduce laser supplies channel inventory, partially offset by growth in Enterprise Software revenue. The YTY decline in revenues in other international regions was primarily due to lower laser supplies and hardware revenues in Asia Pacific and lower supplies revenues in Latin

America, partially offset by growth in Enterprise Software revenue. For the three months ended September 30, 2015, currency exchange rates had an unfavorable YTY impact on total revenue of 6%.

For the nine months ended September 30, 2015, revenues in the United States increased compared to the same period in 2014 primarily due to higher Enterprise Software and laser supplies revenue, partially offset by the negative impact of the Company’s planned exit from inkjet technologies and lower laser hardware revenue. Revenues in EMEA declined compared to the same period in 2014 primarily due to lower laser supplies revenue, which reflected unfavorable currency impact and the Company’s targeted efforts to reduce laser supplies channel inventory during the second and third quarters of 2015, partially offset by growth in Enterprise Software revenue. The YTY decline in revenues in other international regions was primarily due to lower laser hardware and supplies revenues in Asia Pacific and lower supplies revenues in Latin America. For the nine months ended September 30, 2015, currency exchange rates had an unfavorable YTY impact on total revenue of 6%.

Gross Profit

The following table provides gross profit information:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Gross profit dollars	$319.6	$357.3	(11)%	$1,011.6	$1,050.1	(4)%
% of revenue	38%	39%	(1) pts	39%	39%	–	pts

For the three months ended September 30, 2015, consolidated gross profit decreased 11% and gross profit as a percentage of revenue decreased 1 percentage point compared to the same period in 2014. Gross profit as a percentage of revenue for the three months ended September 30, 2015 versus the same period in 2014 reflected an unfavorable impact of 2 percentage points for higher acquisition-related costs, 1 percentage point for lower hardware margins and 1 percentage point for lower supplies margins, which reflected unfavorable currency movements. These unfavorable impacts were partially offset by the favorable impact of 1 percentage point for services margins and a positive impact of 2 percentage points for product mix. The mix impact reflected the benefit of a higher relative proportion of license and subscription revenue and a lower proportion of laser hardware revenue, offset by the unfavorable impact of less laser and inkjet supplies revenue. Gross profit for the three months ended September 30, 2015 included $35.1 million of pre-tax acquisition-related adjustments. Gross profit for the three months ended September 30, 2014 included $0.1 million of pre-tax restructuring charges and project costs and $14.5 million of pre-tax acquisition-related adjustments.

For the nine months ended September 30, 2015, consolidated gross profit decreased 4% and gross profit as a percentage of revenue was relatively unchanged compared to the same period in 2014. Gross profit as a percentage of revenue for the nine months ended September 30, 2015 versus the same period in 2014 reflected a favorable impact of 1 percentage point for hardware driven by the partial reversal of the accrued contingency for certain copyright levies due to anticipated resolution of these matters, 1 percentage point for higher services margins and a favorable mix impact of 1 percentage point. The mix impact reflected the benefit of a higher relative proportion of license and subscription revenue and a lower proportion of laser hardware revenue, offset by the unfavorable impact of less laser and inkjet supplies revenue. These favorable impacts were offset by unfavorable product margin impact of 2 percentage points driven by currency movements and 1 percentage point for higher acquisition-related costs. Gross profit for the nine months ended September 30, 2015 included $0.8 million of pre-tax restructuring charges, $79.2 million of pre-tax acquisition-related adjustments, and a pension and other postretirement benefit plan actuarial net loss of $0.1 million. Gross profit for the nine months ended September 30, 2014 included $8.7 million of pre-tax restructuring charges and project costs, $40.4 million of pre-tax acquisition-related adjustments, and a pension and other postretirement benefit plan actuarial net gain of $0.6 million.

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
	2015		2014		2015		2014
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$81.6	10%	$87.2	9%	$244.9	9%	$247.2	9%
Selling, general and administrative	261.0	31	208.9	23	736.0	29	617.5	23
Restructuring and related
(reversals) charges	(1.4)	–	6.7	1	32.2	1	14.6	1
Total operating expense	$341.2	40%	$302.8	33%	$1,013.1	39%	$879.3	33%

For the three months ended September 30, 2015, total operating expense increased 13% compared to the same period in 2014. Research and development expenses for the three months ended September 30, 2015 decreased 6% compared with the same period in 2014 driven by favorable currency movements and overall expense management, partially offset by increases related to the acquisition of Kofax in the second quarter of 2015. Selling, general and administrative expenses for the three months ended September 30, 2015 increased 25% compared with the same period in 2014, reflecting higher acquisition-related adjustments and increases related to the acquisition of Kofax. These factors were partially offset by favorable currency movements and expense reductions in ISS and Enterprise Software due to the Company’s 2012 restructuring actions and reduced performance-based compensation expense.

For the nine months ended September 30, 2015, total operating expense increased 15% compared to the same period in 2014. Research and development expenses for the nine months ended September 30, 2015 decreased 1% compared with the same period in 2014 driven by favorable currency movements and overall expense management, partially offset by increases related to the acquisition of ReadSoft in the third quarter of 2014 and Kofax in the second quarter of 2015. Selling, general and administrative expenses for the nine months ended September 30, 2015 increased 19% compared with the same period in 2014, reflecting higher acquisition-related adjustments and increases related to the acquisitions of ReadSoft and Kofax. Acquisition and divestiture-related adjustments for the nine months ended September 30, 2015 included costs associated with the Company’s rebranding announced in April 2015 as well as related non-cash charges for the abandonment of certain obsolete marketing assets. These factors were partially offset by favorable currency movements and expense reductions in ISS and Enterprise Software due to the Company’s 2012 restructuring actions and overall expense management.

The following table provides restructuring charges and project costs, acquisition and divestiture-related adjustments, remediation-related charges and the impact of the pension and other postretirement benefit plan net losses (gains) included in the Company’s operating expense for the periods presented:

	Three Months Ended September 30
	2015			2014

		Acquisition			Acquisition
	Restructuring	and divestiture-	Remediation-	Restructuring	and divestiture-
	charges and	related	related	charges and	related
(Dollars in millions)	project costs	adjustments	charges	project costs	adjustments
Research and development	$–	$0.4	$–	$–	$0.2
Selling, general and
administrative	2.3	46.0	3.2	4.9	15.5
Restructuring and related
charges	(1.4)	–	–	6.7	–
Total	$0.9	$46.4	$3.2	$11.6	$15.7

	Nine Months Ended September 30
	2015				2014
				Pension and			Pension and
		Acquisition		other		Acquisition	other
	Restructuring	and divestiture-	Remediation-	postretirement	Restructuring	and divestiture-	postretirement
(Dollars in	charges and	related	related	benefit plan	charges and	related	benefit plan
millions)	project costs	adjustments	charges	net loss (gain)	project costs	adjustments	net loss (gain)
Research and
development	$–	$0.9	$–	$0.1	$–	$0.6	$(1.2)
Selling, general
and administrative	7.0	117.8	3.2	0.2	12.1	41.7	(1.1)
Restructuring and
related charges	32.2	–	–	–	14.6	–	–
Total	$39.2	$118.7	$3.2	$0.3	$26.7	$42.3	$(2.3)

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income (loss) by segment:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2015	2014	Change		2015	2014	Change
ISS	$95.2	$157.7	(40)%		$372.4	$472.5	(21)%
% of segment revenue	14%	19%	(5)	pt	17%	19%	(2)	pt

Enterprise Software	(21.6)	(21.4)	(1)%		(74.4)	(65.8)	(13)%
% of segment revenue	(15)%	(26)%	11	pt	(20)%	(32)%	12	pt

All other	(95.2)	(81.8)	(16)%		(299.5)	(235.9)	(27)%
Total operating income (loss)	$(21.6)	$54.5	(140)%		$(1.5)	$170.8	(101)%
% of total revenue	(3)%	6%	(9)	pt	–%	6%	(6)	pt

For the three months ended September 30, 2015, the decrease in consolidated operating income from the same period in 2014 reflected lower operating income in the ISS segment and higher operating losses in Enterprise Software. All other reflected higher operating expenses related to the acquisitions of Kofax and Readsoft and higher acquisition and divestiture-related adjustments partially offset by favorable currency impact. The lower ISS operating income for the three months ended September 30, 2015 reflected lower revenues primarily due to unfavorable currency movements, the inkjet exit, the Company’s targeted efforts to reduce laser supplies channel inventory, and lower laser hardware revenues partially offset by lower operating expenses due to cost reductions and favorable currency impact. The higher operating losses in Enterprise Software were driven by higher acquisition and divestiture-related adjustments and other operating expenses partially offset by higher revenues.

For the nine months ended September 30, 2015, the decrease in consolidated operating income from the same period in 2014 reflected lower operating income in the ISS segment and higher operating losses in Enterprise Software. All other reflected higher operating expenses related to the acquisitions of Kofax and Readsoft and higher acquisition and divestiture-related adjustments partially offset by favorable currency impact. The lower ISS operating income for the nine months ended September 30, 2015 reflected lower revenues due to unfavorable currency movements, the inkjet exit and the Company’s targeted efforts to reduce laser supplies channel inventory, partially offset by the benefit of the partial accrual reversal for certain copyright levy matters, lower operating expenses due to cost reductions and favorable currency impact. The higher operating losses in Enterprise Software were driven by higher acquisition and divestiture-related adjustments and other operating expenses partially offset by higher revenues.

The following tables provide restructuring charges and project costs, acquisition and divestiture-related adjustments, remediation-related charges and the impact of the pension and other postretirement benefit plan net losses (gains) included in the Company’s operating income for the periods presented:

	Three Months Ended September 30
	2015			2014

		Acquisition			Acquisition
	Restructuring	and divestiture-	Remediation-	Restructuring	and divestiture-
	charges and	related	related	charges and	related
(Dollars in millions)	project costs	adjustments	charges	project costs	adjustments
ISS	$5.9	$0.4	$–	$0.6	$0.5
Enterprise Software	(2.5)	54.1	–	7.2	21.8
All other	(2.5)	27.0	3.2	3.9	7.9
Total	$0.9	$81.5	$3.2	$11.7	$30.2

	Nine Months Ended September 30
	2015				2014
				Pension and			Pension and
		Acquisition		other		Acquisition	other
	Restructuring	and divestiture-	Remediation-	postretirement	Restructuring	and divestiture-	postretirement
(Dollars in	charges and	related	related	benefit plan net	charges and	related	benefit plan
millions)	project costs	adjustments	charges	loss (gain)	project costs	adjustments	net loss (gain)
ISS	$11.8	$1.1	$–	$–	$14.4	$2.3	$–
Enterprise
Software	16.8	126.0	–	–	8.1	61.5	–
All other	11.4	70.8	3.2	0.3	12.9	18.9	(2.9)
Total	$40.0	$197.9	$3.2	$0.3	$35.4	$82.7	$(2.9)

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions)	2015	2014	2015	2014
Interest expense (income), net	$10.4	$8.2	$28.1	$23.4
Other expense (income), net	3.4	1.0	3.6	2.2
Total interest and other expense (income), net	$13.8	$9.2	$31.7	$25.6

For the three months ended September 30, 2015, total interest and other expense (income) increased compared to the same period in 2014 reflecting higher interest expense for borrowings related to the acquisition of Kofax.

For the nine months ended September 30, 2015, total interest and other expense (income) increased compared to the same period in 2014 reflecting higher interest expense for borrowings related to the acquisition of Kofax. Other expense (income), net for the nine months ended September 30, 2015 reflected net gains of $0.9 million for certain derivative instruments previously designated as cash flow hedges.

Provision for Income Taxes and Related Matters

As stated in Note 1, during the third quarter of 2015, in conjunction with the remediation efforts to resolve the material weakness disclosed in the Company’s 2014 Form 10-K, the Company identified errors related to the income tax provision and related to current tax, deferred tax and unrecognized tax benefits accounts that impacted the Company’s previously issued interim and annual consolidated financial statements. Specifically, identified errors related to deferred taxes associated with outside basis differences and other temporary differences of certain foreign subsidiaries and U.S. deferred taxes related to deferred revenue and other temporary differences. Additional errors related to the recognition and measurement of U.S. and foreign unrecognized tax benefits and correlative offsets in current taxes.

The Provision for income taxes was a benefit of $(20.2) million and an expense of $10.6 million for the three months ended September 30, 2015 and 2014, as adjusted, respectively. The effective tax rate was 57.1% and 23.4% for the three months ended September 30, 2015 and 2014, as adjusted, respectively. The change in the tax provision from the three months ended September 30, 2015 and the comparable quarter in 2014, as adjusted, is primarily the result of lower pre-tax income in 2015 compared to 2014, and the underlying jurisdictional mix of pre-tax income between and among the Company’s operating subsidiaries. Additionally, the three months ended September 30, 2015 included discrete items related to changes in estimates associated with filing 2014 tax returns, obtaining certification for certain state tax credits, and re-measuring certain non-functional currency foreign deferred tax liabilities totaling a $(10.4) million benefit. The three months ended September 30, 2014 included discrete items related to changes in estimates associated with filing 2013 tax returns, resolving certain tax uncertainties, and re-measuring certain non-functional currency foreign deferred tax liabilities totaling a $(4.3) million benefit.

The Provision for income taxes was a benefit of $(3.5) million and an expense of $42.7 million for the nine months ended September 30, 2015 and 2014, as adjusted, respectively. The effective tax rate was 10.5% and 29.4% for the nine months ended September 30, 2015 and 2014, as adjusted, respectively. The change in the tax provision for the nine months ended September 30, 2015 and the comparable period in 2014, as adjusted, is primarily the result of lower pre-tax income in 2015 compared to 2014 and the underlying jurisdictional mix of pre-tax income between and among the Company’s operating subsidiaries. Additionally, the nine months ended September 30, 2015 included discrete items related to changes in estimates associated with filing 2014 tax returns, obtaining certification for certain state tax credits, resolving certain tax uncertainties, and re-measuring certain non-functional currency foreign deferred tax liabilities totaling a $(7.9) million benefit. The nine months ended September 30, 2014 included discrete items related to changes in estimates associated with filing 2013 tax returns, resolving certain tax uncertainties, foreign withholding taxes, and re-measuring certain non-functional currency foreign deferred tax liabilities totaling a $(1.8) million benefit.

The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% as a result of U.S. state taxes on U.S. earnings and lower tax rates applicable to foreign earnings in most foreign jurisdictions in which the Company operates, notably, Switzerland.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Net (loss) earnings	$(15.2)	$34.7	$(29.7)	$102.5

Basic (loss) earnings per share	$(0.25)	$0.56	$(0.48)	$1.65
Diluted (loss) earnings per share	$(0.25)	$0.55	$(0.48)	$1.62

Net (loss) earnings for the three months ended September 30, 2015 declined from the prior year primarily due to decreased operating income. For the three months ended September 30, 2015, the YTY decrease in basic and diluted (loss) earnings per share was primarily due to lower earnings partially offset by a reduction in weighted average shares outstanding.

Net (loss) earnings for the nine months ended September 30, 2015 declined from the prior year primarily due to decreased operating income. For the nine months ended September 30, 2015, the YTY decrease in basic and diluted (loss) earnings per share was primarily due to lower earnings partially offset by a reduction in weighted average shares outstanding.

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

The 2015 Restructuring Actions are expected to impact about 500 positions worldwide over the next 15-month period with approximately one-third of the positions being shifted to low-cost countries. The 2015 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $55 million, with $32.4 million incurred to date and approximately $8 million and $15 million remaining to be incurred in 2015 and 2016, respectively. The Company expects the total cash costs of the 2015 Restructuring Actions to be approximately $55 million, with $32.4 million incurred to date and approximately $8 million and $15 million remaining to be incurred in 2015 and 2016, respectively. The anticipated timing of cash outlays for the 2015 Restructuring Actions is $1 million through the third quarter of 2015, $9 million for the remainder of 2015 and $45 million in 2016.

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

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $238 million with $230.8 million incurred to date and approximately $7 million remaining to be incurred in 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $154 million with $147.6 million incurred to date and approximately $6 million impacting the remainder of 2015. The anticipated timing of cash outlays for the 2012 Restructuring Actions is $20.1 million through the third quarter of 2015 and approximately $7 million for the remainder of 2015, with cash outlays of approximately $35.3 million in 2014, $49.7 million in 2013, $38.0 million in 2012 and $3.2 million in 2011.

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

Impact to 2015 Financial Results

For the three months ended September 30, 2015, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

	2015 Actions	2015 Actions		2012 Actions	2012 Actions
	Restructuring	Restructuring	2015	Restructuring	Restructuring	2012
	Charges	Project	Actions	Charges	Project	Actions
(Dollars in millions)	(Note 5)	Costs	Total	(Note 5)	Costs	Total	Total
Accelerated depreciation
charges	$–	$–	$–	$0.1	$–	$0.1	$0.1
Employee termination benefit
charges	0.1	–	0.1	(1.4)	–	(1.4)	(1.3)
Contract termination and
lease charges	–	–	–	(0.1)	–	(0.1)	(0.1)
Project costs	–	0.1	0.1	–	2.1	2.1	2.2
Total restructuring charges
and project costs	$0.1	$0.1	$0.2	$(1.4)	$2.1	$0.7	$0.9

Restructuring charges (reversals) and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended September 30, 2015 as follows:

		Restructuring
	Selling, general	and related	Impact on
	and	charges	Operating
(Dollars in millions)	administrative	(reversals)	income
Accelerated depreciation charges	$0.1	$–	$0.1
Employee termination benefit charges	–	(1.3)	(1.3)
Contract termination and lease charges	–	(0.1)	(0.1)
Project costs	2.2	–	2.2
Total restructuring charges and project costs	$2.3	$(1.4)	$0.9

For the three months ended September 30, 2015, restructuring charges (reversals) and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2015 Actions	2012 Actions	Total
ISS	$7.0	$(1.1)	$5.9
All other	(4.5)	2.0	(2.5)
Enterprise Software	(2.3)	(0.2)	(2.5)
Total restructuring charges and project costs	$0.2	$0.7	$0.9

For the nine months ended September 30, 2015, the Company incurred charges, including project costs, for its restructuring plans as follows:

	2015 Actions	2015 Actions		2012 Actions	2012 Actions
	Restructuring	Restructuring	2015	Restructuring	Restructuring	2012
	Charges	Project	Actions	Charges	Project	Actions
(Dollars in millions)	(Note 5)	Costs	Total	(Note 5)	Costs	Total	Total
Accelerated depreciation
charges	$–	$–	$–	$0.7	$–	$0.7	$0.7
Excess components and other
inventory-related charges	–	–	–	0.7	–	0.7	0.7
Employee termination benefit
charges	32.2	–	32.2	0.2	–	0.2	32.4
Contract termination and
lease charges	0.1	–	0.1	(0.3)	–	(0.3)	(0.2)
Project costs	–	0.1	0.1	–	6.3	6.3	6.4
Total restructuring charges
and project costs	$32.3	$0.1	$32.4	$1.3	$6.3	$7.6	$40.0

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the nine months ended September 30, 2015 as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
(Dollars in millions)	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation charges	$0.1	$0.1	$0.6	$–	$0.7
Excess components and other
inventory-related charges	0.7	0.7	–	–	0.7
Employee termination benefit
charges	–	–	–	32.4	32.4
Contract termination and lease
charges	–	–	–	(0.2)	(0.2)
Project costs	–	–	6.4	–	6.4
Total restructuring charges and
project costs	$0.8	$0.8	$7.0	$32.2	$40.0

For the nine months ended September 30, 2015, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2015 Actions	2012 Actions	Total
ISS	$10.6	$1.2	$11.8
All other	5.6	5.8	11.4
Enterprise Software	16.2	0.6	16.8
Total restructuring charges and project costs	$32.4	$7.6	$40.0

Impact to 2014 Financial Results

For the nine months ended September 30, 2014, total restructuring charges and project costs included amounts related to other restructuring actions of the Company that are substantially completed. For the three months ended September 30, 2014, the Company incurred charges, including project costs, for its restructuring plans as follows:

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

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended September 30, 2014 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$0.1	$0.1	$0.8	$–	$0.9
Employee termination benefit
charges	–	–	–	5.3	5.3
Contract termination and lease
charges	–	–	–	1.4	1.4
Project costs	–	–	4.1		4.1
Total restructuring charges and
project costs	$0.1	$0.1	$4.9	$6.7	$11.7

For the three months ended September 30, 2014, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions
ISS	$0.6
All other	3.9
Perceptive Software	7.2
Total restructuring charges and project costs	$11.7

For the nine months ended September 30, 2014, the Company incurred charges, including project costs, for its restructuring plans as follows:

	2012 Actions			Other Actions
	Restructuring	2012 Actions		Restructuring
	Charges	Restructuring	2012 Actions	Charges
(Dollars in millions)	(Note 5)	Project Costs	Total	(Note 5)	Total
Accelerated depreciation charges	$3.3	$–	$3.3	$–	$3.3
Excess components and other inventory-related charges	7.6	–	7.6	–	7.6
Employee termination benefit charges	10.8	–	10.8	1.1	11.9
Contract termination and lease charges	1.9	–	1.9	0.8	2.7
Project costs	–	9.9	9.9	–	9.9
Total restructuring charges and project costs	$23.6	$9.9	$33.5	$1.9	$35.4

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the nine months ended September 30, 2014 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$1.1	$1.1	$2.2	$–	$3.3
Excess components and other
inventory-related charges	7.6	7.6	–	–	7.6
Employee termination benefit
charges	–	–	–	11.9	11.9
Contract termination and lease
charges	–	–	–	2.7	2.7
Project costs	–	–	9.9	–	9.9
Total restructuring charges and
project costs	$8.7	$8.7	$12.1	$14.6	$35.4

For the nine months ended September 30, 2014, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$13.5	$0.9	$14.4
All other	12.3	0.6	12.9
Enterprise Software	7.7	0.4	8.1
Total restructuring charges and project costs	$33.5	$1.9	$35.4

ACQUISITION AND DIVESTITURE-RELATED ADJUSTMENTS

Pre-tax acquisition and divestiture-related adjustments affected the Company’s financial results as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions)	2015	2014	2015	2014
Reduction in revenue	$16.9	$2.5	$31.6	$7.9
Amortization of intangible assets	37.3	19.3	91.7	53.3
Acquisition and integration costs	27.1	8.1	74.0	19.7
Total acquisition-related adjustments	$81.3	$29.9	$197.3	$80.9
Divestiture costs	0.2	0.3	0.6	1.8
Total divestiture-related adjustments	0.2	0.3	0.6	1.8
Total acquisition and divestiture-related adjustments	$81.5	$30.2	$197.9	$82.7

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

Reductions in revenue result from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The downward adjustments to revenue of $16.9 million and $31.6 million for the three and nine months ended September 30, 2015, respectively, and $2.5 million and $7.9 million for the three and nine months ended September 30, 2014, respectively, are reflected in

Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax reductions in revenue of approximately $13 million for the remainder of 2015. For full year 2016, the Company expects pre-tax reductions in revenue of approximately $10 million.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions)	2015	2014	2015	2014
Recorded in Cost of product revenue	$18.2	$12.0	$47.6	$32.5
Recorded in Research and development	0.4	0.2	0.9	0.6
Recorded in Selling, general and administrative	18.7	7.1	43.2	20.2
Total amortization of intangible assets	$37.3	$19.3	$91.7	$53.3

The Company expects pre-tax charges for the amortization of intangible assets of approximately $37 million for the remainder of 2015. For full year 2016, the Company expects charges for the amortization of intangible assets of approximately $119 million.

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

The Company incurred $27.1 million and $74.0 million for the three and nine months ended September 30, 2015, respectively, and $8.1 million and $19.7 million for the three and nine months ended September 30, 2014, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $28 million for the remainder of 2015 and approximately $45 million for 2016.

During the third quarter of 2015, the Company identified a transfer tax related to the Kofax transaction of $3.0 million that was not recorded in the second quarter of 2015 and has revised the financial statements to correct this immaterial error. The revision for this immaterial correction is reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information.

Divestiture

In connection with the sale of the Company’s inkjet-related technology and assets, the Company incurred expenses that would not have been incurred otherwise. Divestiture-related costs consist of employee travel expenses and compensation, consulting costs, training costs and transition services including non-cash charges related to assets used in providing the transition services. These costs are incremental to normal operating charges and are expensed as incurred. The Company incurred $0.2 million and $0.6 million for the three and nine months ended September 30, 2015, respectively, and $0.3 million and $1.8 million for the three and nine months ended September 30, 2014, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for divestiture-related costs. The Company expects future pre-tax adjustments for divestiture-related expenses to be immaterial.

FINANCIAL CONDITION

Lexmark’s financial position at September 30, 2015, reflects the continued evolution into the Enterprise Software segment with negative working capital of $23.3 million compared to positive working capital of $624.6 million at December 31, 2014. The decrease in working capital is mainly driven by net cash used to acquire Kofax and Claron of $1,004.8 million. The Company also repurchased shares in the amount of $30.0 million and made cash dividend payments of $66.3 million during the first nine months of 2015. This was partially offset by $395.7 million in proceeds from debt, net of repayments, used to fund acquisition activities, property plant and equipment purchases and operations. In addition to the factors detailed above, there was favorable cash cycle performance of 10 days versus December 31, 2014.

At September 30, 2015 and December 31, 2014, the Company had senior note debt of $699.8 million and $699.7 million, respectively. The Company also had $88.0 million outstanding under its U.S. trade receivables facility and $309.0 under its revolving credit facility at September 30, 2015. There were no amounts oustanding under either facility at December 31, 2014.

As a result of the debt used to finance the acquisition of Kofax, the debt to total capital ratio increased 14 percentage points from 35% at December 31, 2014 to 49% at September 30, 2015. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30
(Dollars in millions)	2015	2014
Net cash flow provided by (used for):
Operating activities	$4.7	$234.9
Investing activities	(464.9)	(22.9)
Financing activities	302.0	(275.0)
Effect of exchange rate changes on cash	(8.2)	(3.9)
Net change in cash and cash equivalents	$(166.4)	$(66.9)

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures. Acquisitions have been funded as recently as in third quarter 2014, with available cash, cash equivalents and current marketable securities. The Company also used available liquidity under its Revolving Credit and Accounts Receivable facilities to partially fund the acquisition of Kofax in second quarter 2015. Refer to the Financing Activities section which follows for information regarding the Company’s debt activity during the nine months ended September 30, 2015. Management believes that cash provided by operations will be sufficient on a worldwide basis to meet operating and capital needs as well as the funding of expected dividends for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has cash and cash equivalents and other potential sources of liquidity through further utilization of its committed and uncommitted revolving credit facilities or access to the private and public debt markets. The Company may choose to use these sources of liquidity from time to time to fund strategic acquisitions and dividends.

As of September 30, 2015, the Company held $142.9 million in Cash and cash equivalents. The Company’s ability to fund operations from these balances could be limited by possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $140.0 million of Cash and cash equivalents was held by foreign subsidiaries. The Company utilizes a variety of strategies to deploy available cash in locations where it is needed. The Company’s intent is to permanently reinvest undistributed earnings of its foreign subsidiaries, and the Company’s current plans do not demonstrate a need to repatriate earnings of foreign subsidiaries to fund U.S. operations. However, if earnings of foreign subsidiaries were needed to fund U.S. operations, the Company may incur income and withholding taxes to repatriate a large portion of the earnings of foreign subsidiaries.

As of December 31, 2014, the Company held $933.9 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $875.5 million of Cash and cash equivalents and current Marketable securities was held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing Activities section to follow.

Operating Activities

The $230.2 million decrease in cash flows from operating activities for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was driven by the following factors.

Net earnings decreased $132.2 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This was mainly attributable to decreased revenue and increased operating expenses. Refer to the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details.

Accounts payable, excluding payables recognized from business combinations, decreased $62.5 million for the nine months ended September 30, 2015 while they decreased $11.1 million for the nine months ended September 30, 2014; this resulted in an unfavorable YTY impact of $51.4 million. The Accounts payable decrease was driven by a decrease in purchasing partially due to the Company’s targeted efforts to reduce laser supplies channel inventory. Refer to the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details. The decrease in the first nine months of 2014 was driven by decreased spending and improved inventory management.

Trade receivables, excluding receivables recognized from business combinations, decreased $22.2 million for the nine months ended September 30, 2015 and decreased $81.0 million during the nine months ended September 30, 2014, resulting in an unfavorable YTY cash impact of $58.8 million. The Trade receivables decrease in the nine months ended September 30, 2015 was driven primarily by decreased revenue offset by timing of revenue late in the quarter and continued strong collections. The decrease in the nine months ended September 30, 2014 was driven by strong collection efforts in EMEA and NA.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the nine months ended September 30, 2015 compared to 2014, resulted in an unfavorable YTY impact of $36.8 million. Incentive compensation accrued decreased due to attainment below expectations which had a negative impact of $18 million in 2015. Legal settlements were unfavorable by approximately $35 million due to release of accrual for an EMEA copyright settlement and NA vacation settlement. These were partially offset by accruals for restructuring programs mainly related to 2015 which resulted in favorability of approximately $15 million. In the nine months ended September 2014 the Company experienced higher customer incentive payments than the nine months ended September 2015, by approximately $9 million, due to decreased payment terms during 2014 which accelerated payments.

The activities above were offset by the following factor.

Contributions for pension and other postretirement benefit plans decreased YTY with contributions of $9.3 million and $24.8 million during the nine months ended September 30, 2015 and 2014, respectively, resulting in a favorable YTY cash impact of $15.5 million. This was primarily driven by favorable investment performance on plan assets.

Cash Conversion Days

	SEP 2015	DEC 2014	SEP 2014	DEC 2013
Days of sales outstanding	47	37	39	40
Days of inventory	44	34	44	41
Days of payables	81	72	75	73
Cash conversion days	9	(1)	8	9

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

Investing Activities

The $442.0 million increase in net cash flows used for investing activities for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was driven by the YTY net increase in cash flows used for business acquisitions of $925.5 million, partially offset by the YTY net increase of $463.5 million in cash flows provided by marketable securities investment activities used to help fund the business acquisitions and decreased purchases of property, plant and equipment of 21.9 million.

The Company’s business acquisitions, marketable securities and capital expenditures are discussed below.

Business Acquisitions

On May 21, 2015 the Company completed its acquisition of Kofax pursuant to a Merger Agreement dated March 24, 2015, whereby the Company acquired the issued and outstanding shares of Kofax for $11 per share for total cash consideration of approximately $1 billion. The Company funded the acquisition with its non-U.S. cash on hand and its existing credit facility programs. The addition of Kofax will enhance the Company’s industry-leading ECM and BPM offerings and strengthen the Company’s portfolio of capture solutions in the market, ranging from Web portals and mobile devices to MFP’s. The initial accounting for the acquisition of Kofax is not finalized; given the size of the acquired entity, the Company considers all aspects of the initial accounting still subject to change.

During the nine months ended September 30, 2015, the Company also acquired substantially all the assets of Claron for $30.3 million. Claron is a leading provider of medical image viewing, distribution, sharing and collaboration software technology, and its solutions help healthcare delivery organizations provide universal access to patient imaging studies and other content across and between healthcare enterprises.

During the nine months ended September 30, 2014, the Company purchased a controlling interest in Readsoft for an initial net investment of $79.3 million. The company continued to purchase stock in Readsoft throughout the third quarter of 2014 for an additional $154.3 million. The total net cash investment in Readsoft at September 30, 2014 was $233.6 million. As of September 30, 2014, 2.5% of the Readsoft shares remained outstanding. The Company also obtained pre-title to all remaining shares of ReadSoft during the first nine months of 2015. The $4.6 million payment for the ReadSoft non-controlling interest shares can be found in Cash flows from financing activities section of the Consolidated Condensed Statements of Cash Flows. ReadSoft is a leading global provider of software solutions that automate business processes, both on premise and in the cloud.

Marketable Securities

The Company decreased its marketable securities investments by $625.4 million during the nine months ended September 30, 2015 compared to a decrease of $161.9 million during the nine months ended September 30, 2014. In March 2015, the Company liquidated a portion of its marketable securities in anticipation of the acquisition of Kofax, to fund the purchase of Claron and to fund its dividend and treasury share repurchase activities. During April 2015, the Company liquidated all of its Marketable securities outstanding as of March 31, 2015, in anticipation of the Kofax transaction.

Capital Expenditures

For the nine months ended September 30, 2015 and 2014, the Company spent $84.1 million and $106.0 million, respectively, on capital expenditures. The capital expenditures for 2015 principally related to infrastructure support (including internal-use software expenditures) and machinery and equipment related to new product development. The Company expects capital expenditures to be approximately $101.0 million for full year 2015, compared to full year 2014 capital expenditures of $136.3 million. Capital expenditures for 2015 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents or additional sources of liquidity, as discussed below.

Financing Activities

Cash flows provided by financing activities were $302.0 million for the first nine months of 2015 and were a use of $275.0 million for the first nine months of 2014. The YTY fluctuation of $577.0 million was primarily due to net proceeds of $395.7 million from the trade receivables and revolving credit facilities used primarily to fund the acquisition of Kofax. The purchases of noncontrolling interest shares of ReadSoft in early 2015 of $4.6 million compared to those purchased in August and September 2014 of $154.3 million resulted in favorable cash flows of $149.7 million. Additionally, the Company paused its share repurchases in the second quarter of 2015 which resulted in favorable cash flows of $28 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This was partially offset by increased dividends from $1.02 per share in the nine months of 2014 to $1.08 per share in the first nine months of 2015, lower proceeds from stock based compensation by $5.2 million in the first nine months of 2015 compared to 2014. Additional information regarding the Company’s senior note debt, intra-period financing activities and certain historical financing activities of the Company are included in the sections below.

Senior Note Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At September 30, 2015, the outstanding balance of long-term debt was $699.8 million (net of unamortized discount of $0.2 million).

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

Intra-Period Financing Activities

The Company used its trade receivables facility, bank overdrafts and committed and uncommitted revolving credit facilities to supplement daily cash needs of the Company and its subsidiaries during the first nine months of 2015 and 2014. The Company expects to continue to utilize the trade receivables and committed and uncommitted revolving credit facilities in future quarters to help fund its operations and strategic business combinations, as discussed previously.

Share Repurchases and Dividend Payments

The Company’s capital allocation framework includes returning, on average, more than 50% of free cash flow to its shareholders through dividends and share repurchases. For the nine months ended September 30, 2015, the Company repurchased approximately 0.7 million shares at a cost of $30.0 million. For the nine months ended September 30, 2015, the Company repurchased approximately 1.3 million shares at a cost of $58.0 million. As of September 30, 2015, there was approximately $59 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company has decided to pause share repurchases while credit facilities are repaid.

Refer to Note 10 of the Notes to Consolidated Condensed Financial Statements for a discussion of the accounting for the ASR Agreement the Company entered into with a financial institution counterparty during the first quarter of 2015.

For the nine months ended September 30, 2015, the Company paid cash dividends of $1.08 per common share for $66.3 million. Refer to Note 10 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity during the year. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change. For the nine months ended September 30, 2014, the Company paid cash dividends of $1.02 per common share for $63.2 million.

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

Trade Receivables Facility

In the U.S., the Company, Lexmark Enterprise Software, LLC and Kofax, Inc. transfer a majority of their receivables to a wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly-owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price.

On August 27, 2015, the trade receivables facility was amended by extending the term of the facility to October 6, 2017. In addition, Kofax, Inc. became a new originator under the facility, permitting advancements under the facility as accounts receivables are originated by Kofax, Inc. and sold to LRC. The maximum capital availability under the facility remains at $125 million under the amended agreement. At September 30, 2015, the outstanding balance of the trade receivables facility was $88.0 million. The

Company expects this balance will remain outstanding for more than 12 months and has accordingly classified the outstanding balance of the trade receivables facility as long-term on the Consolidated Condensed Statements of Financial Position at September 30, 2015. There were no secured borrowings outstanding under the trade receivables facility as of December 31, 2014. The average daily balance under the trade receivables facility during the first nine months of 2015 and 2014 was $74.1 million and $17.0 million, respectively.

On October 20, 2015, subsequent to the date of the financial statements, the trade receivables facility was amended to correspond to the changes made to the credit facility on October 19, 2015.

Additional information related to these amendments can be found in the Form 8-K reports that were filed with the SEC by the Company on September 1, 2015 and October 23, 2015.

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

On October 19, 2015, subsequent to the date of the financial statements, the credit facility was amended to revise definitions used in calculating certain financial covenants.

Additional information related to these amendments can be found in the Form 8-K reports that were filed with the SEC by the Company on February 6, 2014 and October 23, 2015.

As of September 30, 2015 the outstanding balance of the revolving credit facility was $309 million. There were no amounts outstanding under the revolving credit facility as of December 31, 2014. The average daily balance under the revolving credit facility during the first nine months of 2015 and 2014 was $139.6 million and $1.1 million, respectively.

Uncommitted Revolving Credit Facility

On June 10, 2015, the Company entered into an agreement for an uncommitted revolving credit facility. Under this agreement, the Company may borrow up to a total of $100.0 million. There were no outstanding borrowings under the uncommitted revolving credit facility at September 30, 2015. The average daily balance under the uncommitted revolving credit facility since its inception was $54.0 million.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements as of September 30, 2015. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

Contractual Cash Obligations

The following table updates the Company’s contractual obligations related to long-term debt, restructuring, copyright fee settlement, and the acquisition of Kofax at September 30, 2015. There have been no material changes to the Company’s contractual cash obligations other than the items discussed above, outside the normal course of business, as compared to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

		Less than			More than
(Dollars in Millions)	Total	1 Year	1-3 Years	3-5 Years	5 years
Long-term debt (1)	$1,271	$47	$482	$742	$–
Restructuring actions (2)	40	36	4	–	–
Copyright fee settlement	24	24	–	–	–
Assumed Kofax operating leases	19	6	7	5	1
Total updated contractual obligations	$1,354	$113	$493	$747	$1

(1) Includes interest payments

(2) Cash costs related to 2015 Restructuring Actions

Long-term debt reported in the table above includes principal repayments of $388 million in the 1-3 Years column and $709 million in the 3-5 Years column. All other amounts represent interest payments.

Included in the table above is the Company’s anticipated settlement of copyright levies for single function printer devices sold in Germany prior to December 31, 2007. Payment of this amount by the Company is expected to be made in the fourth quarter of 2015. Refer to Note 15 of the Notes to Consolidated Condensed Financial Statements for additional information on the settlement.

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

Interest Rates

At September 30, 2015, the fair value of the Company’s senior notes was estimated at $744.7 million based on the prices the bonds have recently traded at in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at September 30, 2015 by approximately $44.9 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $9.2 million at September 30, 2015.

Since the borrowings under the revolving credit facility and the accounts receivable program utilize variable interest rate setting mechanisms such as one-month LIBOR, the fair value of these borrowings is deemed to be at par and the sensitivity of these borrowings to changes in interest rates is deemed to be immaterial.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective functional currency of each of the Company’s subsidiaries as well as foreign currency denominated revenue and profit translated into the functional currency of the Company. The primary currencies to which the Company was exposed on a transaction basis as of the end of the third quarter include the Euro, the Swiss franc, the British pound, the Philippine peso, the Singapore dollar, the Chinese renminbi, the Australian dollar and the Swedish krona. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts (“transaction hedge contracts”) with maturity dates of approximately three months or less, though all foreign currency exposures may not be fully hedged. The Company hedges anticipated foreign currency denominated sales with foreign exchange option contracts (“cash flow hedge contracts”). The potential loss in fair value at September 30, 2015 for transaction and cash flow hedge contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar is approximately $65.5 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer (“CEO”) and Vice President and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chairman and CEO and Vice President and CFO have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, which continues to exist as of September 30, 2015. Management has determined that the revision described in Note 1 of the Notes to Consolidated Condensed Financial Statements to correct immaterial errors related to income tax accounting was an additional effect of the material weakness described in Management’s Report on Internal Control over Financial Reporting in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which continues to exist as of September 30, 2015.

Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of improving our controls to remediate the material weakness that existed as of December 31, 2014.  The actions we are taking are subject to ongoing senior management review, as well as audit committee oversight. These remediation actions include the design and implementation of additional monitoring controls through revising and formalizing the income tax review processes, including enhancing the formality and rigor of review and reconciliation procedures, enhancing the tax accounting expertise within the tax function, and improving the software and data sourcing used in the income tax processes. While some of the remediation actions are in process, remediation actions will take time to be fully integrated and confirmed to be effective and sustainable. Until the remediation actions are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company recently announced that it is exploring strategic alternatives to enhance shareholder value.  There can be no assurance that a transaction will occur, or if a transaction does occur, that the Company will successfully enhance shareholder value.  In addition, the process of exploring strategic alternatives could negatively impact the Company’s operating results.

  On October 23, 2015, the Company announced that its Board of Directors had initiated a process to explore strategic alternatives to enhance shareholder value and unlock the intrinsic value created by the Company.  However, there can be no assurance that a transaction will occur, or if a transaction does occur, there can be no assurances as to the potential value created by the transaction to the Company and its shareholders.

  The process of exploring strategic alternatives could negatively impact the Company’s operating results, as the decision could impact customer decision-making, including the delay or loss of orders.  In addition, the announcement may cause uncertainty and negatively impact the Company’s ability to attract, retain and motivate key employees and its failure to do so could harm the Company’s results of operations.

Item 6.  EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 64 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

November 9, 2015

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

101       Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three and nine months ended September 30, 2015 and 2014, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Condensed Statements of Financial Position at September 30, 2015 and December 31, 2014, (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) the Notes to Consolidated Condensed Financial Statements.