Form 10-K
period 2015-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2016-02-29
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $2.7 billion based on the closing price for the Class A Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 12, 2016, there were outstanding 61,946,216 shares (excluding shares held in treasury) of the registrant’s Class A Common Stock, par value $0.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated by Reference

Certain information in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-K

For the Year Ended December 31, 2015

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

Lexmark makes it easier for businesses of all sizes to improve their business processes by enabling them to capture, manage and access critical unstructured business information in the context of their business processes while speeding the movement and management of information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, device management, managed print services (“MPS”), document workflow and, more recently, business process and content management solutions. The Company operates in the office printing and imaging, enterprise content management (“ECM”), business process management (“BPM”), document output management (“DOM”)/customer communications management (“CCM”), intelligent content capture and data extraction and enterprise search software markets. Lexmark’s products include laser printers and multifunction devices, dot matrix printers and the associated supplies/solutions/services. They also include an integrated suite of ECM, BPM and DOM/CCM that includes case management, electronic signature, process analytics, information and application integration, intelligent content capture and data extraction, enterprise search and medical imaging vendor neutral archive (“VNA”) software products and solutions. Lexmark develops and owns most of the technology for its printing and imaging products and its software related to MPS and content and process management solutions.

The Company acquired Perceptive Software, Inc., a leading provider of ECM software and document workflow solutions, in June of 2010 and acquired Pallas Athena, a leading provider of BPM, DOM/CCM and process mining and discovery software in October of 2011. These acquisitions built upon and strengthened Lexmark’s industry workflow solutions and MPS capabilities and allow the Company to compete in the faster growing content and process management software solutions markets. In keeping with this strategy and with the goal of becoming an end-to-end solutions provider, Lexmark acquired BDGB Enterprise Software (Lux) S.C.A. (“Brainware”) in February of 2012, and ISYS Search Software Pty Ltd. (“ISYS”) and Nolij Corporation (“Nolij”) in March of 2012. Brainware’s intelligent content capture and automated data extraction platform extracts critical information from paper documents and electronic unstructured content enabling customers to more efficiently perform business processes. ISYS’s search solutions deliver powerful text mining and enterprise and federated search capabilities across a wide range of platforms enabling customers to facilitate rapid discovery of critical intelligence for more informed decision making. Nolij’s software is a fully web-based document imaging and workflow platform that includes innovative, native support for mobile devices and forms processing capabilities, focused on the education market. In December of 2012, Lexmark acquired Acuo Technologies, LLC (“Acuo”), a leader in the VNA software segment that resides within the high growth enterprise clinical management and medical imaging software and services market.

In March of 2013, the Company acquired AccessVia, Inc. (“AccessVia”) and Twistage, Inc. (“Twistage”). AccessVia provides industry-leading signage solutions to create and produce retail shelf-edge materials, all from a single platform, which can be directed to a variety of output devices and published to digital signs or electronic shelf tags. Twistage offers an industry-leading, cloud-enabled software platform for managing video, audio and image content. In September of 2013, Lexmark acquired Saperion AG (“Saperion”), a European-based leader in ECM solutions, focused on providing document archive and workflow solutions. In October of 2013, the Company acquired PACSGEAR, Inc. (“PACSGEAR”), a leading provider of connectivity solutions for healthcare providers to capture, manage and share medical images and related documents and integrate them with existing picture archiving and communication systems and electronic medical record (“EMR”) systems.

In August of 2014, the Company acquired ReadSoft AB (“ReadSoft”), a leading global provider of software solutions that automate business processes, both on premise and in the cloud. ReadSoft’s software captures, classifies, sorts and routes both hard copy and digital business documents, provides approval and exception workflows, and automatically extracts and verifies relevant data before depositing it into a customer’s system of record. In October of 2014, the Company acquired GNAX Healthcare LLC (“GNAX Health”), a provider of image exchange software technology for exchanging medical content between medical facilities.

In January of 2015, Lexmark acquired Claron Technology, Inc. (“Claron”), a leading provider of medical image viewing, distribution, sharing and collaboration software technology. Claron helps healthcare delivery organizations provide universal access to patient imaging studies and other content across and between healthcare enterprises. In May of 2015, the Company acquired Kofax Limited (“Kofax”), a leading provider of smart process applications. The addition of Kofax enhances the Company’s industry-leading ECM and BPM offerings and strengthens the Company’s portfolio of multi-channel capture solutions in the market, ranging from Web portals and mobile devices to smart multifunction printers (“MFPs”). Lexmark continues the transition to a solutions company as it shifts from a hardware-centric company to a solutions company providing end-to-end solutions that allow customers to bridge the paper and digital worlds and the unstructured and structured content and process management worlds.

The Company is managed along two operating segments: Imaging Solutions and Services (“ISS”) and Enterprise Software. The information included in this report has been prepared under the current organizational structure for all periods presented. Refer to Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments.

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

In April 2015, the Company announced a strategic rebranding action to unify and strengthen the market presence of the Company’s information technology portfolio of enterprise software, print hardware and MPS. As part of the rebranding action, the Company elected to change the name of its Perceptive Software segment to Enterprise Software. Certain software products will still include the Perceptive Software name.

In October 2015, the Company announced that its Board of Directors has authorized the exploration of strategic alternatives to enhance shareholder value. No decision has been made with regard to any alternatives, and there is no assurance that the Board’s exploration of strategic alternatives will result in any transaction being entered into or consummated.

Revenue derived from international sales, including exports from the United States of America (“U.S.”), accounts for approximately 54% of the Company’s consolidated revenue, with Europe, Middle East and Africa (“EMEA”) accounting for 35% of worldwide sales. Lexmark’s products are sold in various countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. This geographic diversity offers the Company opportunities to participate in emerging markets, provides diversification to its revenue stream and operations to help offset geographic economic trends, and utilizes the technical and business expertise of a worldwide workforce. Currency exchange rates had a 6% unfavorable impact on 2015 revenue compared to 2014. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. A summary of the Company’s revenue and long-lived assets by geographic area is found in Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Market Overview1

Lexmark serves both the distributed printing and imaging and content and process management markets with a focus on business customers. Lexmark’s enterprise content and process management software platform supports traditional business content as well as rich media and industry-specific content like medical image content and includes enterprise search, intelligent content capture and data extraction, DOM/CCM, business process and case management. Lexmark’s healthcare offering includes an industry leading, standards based and highly secure, content repository and VNA that integrates all patient unstructured information across the enterprise to enable easy access including access via an EMR system. This healthcare content and process management offering also includes workflow automation and medical information and imaging study sharing within and between facilities and organizations.

Lexmark management believes the total relevant market opportunity of these markets combined in 2015 was approximately $80 billion. Lexmark management believes that the total relevant distributed laser printing and imaging market opportunity was approximately $68 billion in 2015, including printing hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management believes that the overall distributed printing market declined in the low single digit percentage points in 2015. The distributed printing industry is expected to experience low single digit declining revenue overall over the next few years, but continued growth is expected in MPS, smart MFPs and workgroup color laser printing products which are all areas of focus for Lexmark. Based on industry analysts’ forecasts, MPS and fleet solutions are projected to continue to experience approximately 10% annual revenue growth rates over the next several years and the relevant content and process management software markets that Lexmark participates in are projected to grow in high single digit percentage points annually over the next several years. In 2015, the total relevant content and process management software market was approximately $12 billion, excluding related professional services. However, management believes the total addressable market is significantly larger due to relatively low penetration of content and process management software solutions worldwide.

1 - Certain information contained in the “Market Overview” section has been obtained from industry sources, public information and other internal and external sources. Data available from industry analysts varies widely among sources. The Company bases its analysis of market trends on the data available from several different industry analysts.

In general, as the printing and imaging market matures and traditional printer and copier-based product markets continue to converge, the Company’s management expects competitive pressures to continue. However, management believes that this convergence represents an opportunity for printer-based product and solution vendors like Lexmark to displace copier-based products in the marketplace. The Company’s management believes that the integration of print/copy/fax/scan capabilities enables Lexmark to leverage strengths in network printing and document workflow solutions. Lexmark management also believes that it is well positioned to capture faster growing software and services opportunities that are associated with providing MPS and content and process management software and services that are focused on streamlining and automating document-intensive business processes, as well as reducing unnecessary print. Lexmark sees a significant opportunity to take a leadership role in providing innovative printing, imaging, content and process solutions and services to help business customers improve their productivity and business performance.

The content and process management software and services markets serve business customers. These markets include solutions for capturing all types of unstructured information such as hardcopy documents and forms, photographs, emails, images, video, audio and faxes, and then intelligently indexing, archiving and routing this information to streamline and automate process workflows, while managing changes to both content and processes, and automating and monitoring governance and compliance policies. These solutions help companies leverage the value of their unstructured information by connecting it with existing enterprise applications and making it available in context within processes so that businesses can make better and faster decisions to enhance growth, improve productivity, lower costs and improve customer satisfaction. These markets also include solutions that help businesses understand existing processes, design and manage new processes, and enable the assembly of content into meaningful communications internally and with their customers and partners.

The continued digitization of information and the ability to electronically store and distribute this information, has led to the rapid growth of available unstructured digital information. Unstructured digital information is represented by office documents, emails, photographs, audio and video files, industry-specific content like high resolution medical images, document and image scans, and other information that is not stored in traditional structured databases. Lexmark management believes that the deployment of content and process management systems and associated workflow solutions to effectively capture, manage and access this unstructured information is a significant long term opportunity. Lexmark management also believes the growth in unstructured digital information and the systems to manage it continue to positively impact the distributed printing and imaging market relative to centralized printing and imaging, as more of the information that is being printed and captured is on distributed devices and less on higher volume centralized devices. Lexmark’s customers are increasingly interested in streamlining and automating document workflows and business processes in order to reduce costs and/or improve customer service. Improving business processes includes reducing physical handling, movement and storage of hardcopy documents, as well as reducing unnecessary and wasteful printing. Lexmark sees the greatest waste in high volume centralized print which includes the need to physically transport printed materials to the point-of-need and has been traditionally associated with considerable amounts of unused and wasted printed material. Lexmark’s distributed print and enterprise content and process management solutions and services are focused on reducing centralized print and reducing unnecessary distributed print as well.

Laser printing technology based products within the distributed printing market primarily serve business customers. Laser products can be divided into two major categories — large workgroup products and lower-priced small workgroup products. Large workgroup products are typically attached directly to large workgroup networks, while small workgroup products are attached to personal computers (“PCs”) and/or small workgroup networks. Both product categories include color and monochrome laser product offerings.

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

Color and MFP devices continue to represent a more significant portion of the laser printing market. The Company’s management believes that these trends will continue. Industry pricing pressure is partially offset by the tendency of customers to purchase higher value color and MFP devices and optional paper handling and finishing features. Customers are also purchasing connected smart MFPs and content and process management software solutions and services to optimize their document-related processes and infrastructure in order to improve productivity and cost. This includes solutions to enable mobile printing and content capture/access.

Strategy

Lexmark’s strategy is based on a business model of investing in technology to develop and sell printing and imaging, and content and process management solutions, including printers, multifunction devices and software solutions with the objective of growing an installed base of hardware devices and software installations, which drives recurring printing supplies sales and software subscription, maintenance and services revenue. Supplies have traditionally been the primary profit engine of the business model. Supplies profit has helped fund new technology investments in products, solutions, services and software. As Lexmark continues to increase its mix of MPS and content and process management software solutions, management anticipates that the Company’s annuity mix will increasingly include software and services, in addition to printing supplies. The expansion of Enterprise Software through the acquisitions of Perceptive Software, Pallas Athena, Brainware, Isys, Nolij, Acuo, AccessVia, Twistage, Saperion, PACSGEAR,

ReadSoft, GNAX Health, Claron and Kofax (“Acquired Entities”) add to Lexmark’s traditional technology strengths and provide content and process management solutions for specific industries and business processes. The Company’s management believes that Lexmark has the following strengths related to this business model:

  First, Lexmark is highly focused on delivering printing, imaging, and content and process management software solutions and services for specific industries and business processes in distributed work environments. The Company’s management believes that this focus has enabled Lexmark to be responsive and flexible in meeting specific business customer needs.

  Second, Lexmark internally develops both monochrome and color laser printing technology. The Company’s monochrome laser technology product platform has historically allowed Lexmark to provide one of the best values in enterprise network printer-based products and also build unique capabilities into its products that enable it to offer targeted printing and document workflow solutions. Lexmark also internally develops its print and fleet management, content and process management software platforms and tools that enable it to provide leading edge MPS and content and process management solutions. Lexmark, through Enterprise Software, also internally develops content and process management software that includes DOM/CCM, intelligent capture, enterprise search, rich media content management, electronic signature, process analytics and healthcare specific medical imaging and VNA software products as well as other industry tailored solutions to help companies manage the lifecycle of their content and business processes in the context of their existing enterprise applications. This combination of platform, product and solutions is integrated into a customer’s existing IT infrastructure and is designed to be easy to use, which drives user adoption and accelerates the customer’s process improvements.

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

Lexmark is focused on driving long-term performance by strategically investing in technology, hardware and software products and solutions to secure high value product installations and capture profitable supplies, and software subscriptions, maintenance and service annuities in content-intensive industries and business processes.

Lexmark’s ISS segment continues to focus on capturing profitable supplies and service annuities generated from its monochrome and color laser printers and MFPs. Associated strategic initiatives include:

  Expanding and strengthening the Company’s product line of workgroup, color and MFP devices;

  Advancing and strengthening the Company’s industry solutions including an integrated suite of ECM, BPM and DOM/CCM, products and solutions to maintain and grow the Company’s penetration in selected industries;

  Advancing and growing the Company’s MPS business; and

  Expanding the Company’s rate of participation in market opportunities and channels.

ISS’ strategy requires that it provide an array of high-quality, technologically-advanced products and solutions at competitive prices. ISS continually enhances its products to ensure that they function efficiently in increasingly-complex enterprise network environments. It also provides flexible tools to enable network administrators to improve productivity. ISS’ target markets include large corporations, small and medium businesses (“SMBs”), and the public sector. ISS’ strategy requires that it continually identify and focus on industry-specific print and document process-related issues so that it can differentiate itself by offering unique industry solutions and related services. ISS’ research and development investments continue to strengthen the breadth and depth of its workgroup laser line that includes color laser and laser MFP products.

Because of ISS’ strength and focus on printing and document process solutions, the Company has formed alliances and original equipment manufacturer (“OEM”) arrangements to pursue incremental business opportunities through its alliance partners.

The acquisitions of the Acquired Entities enhance Lexmark’s capabilities as a content and process management solutions provider, expand the Company’s market opportunity, and provide a core strategic component for Lexmark’s future. Lexmark’s software strategy is to deliver affordable, industry and process specific workflow enhancing solutions through deep industry expertise and a broad content and process management software platform, with a focus on making solutions easy to integrate, use, and support. Key software strategic initiatives include:

  Advancing and growing the Company’s content and process management solutions business internationally;

  Expanding and strengthening the Company’s content and process management software product line; and

  Expanding the Company’s rate of participation in content and process management software solutions for specific industries and processes.

Segment Information — ISS

•             Products — ISS

ISS offers a broad portfolio of color and monochrome laser printers and laser MFPs, as well as supplies, software applications, software solutions and MPS to help businesses efficiently capture, manage and access information. ISS laser products are core building blocks for enabling information on demand. They are designed to enable intelligent document capture in addition to delivering high-quality printed output on a variety of media types and sizes. When combined with innovative document management and business process workflow software, primarily from Enterprise Software, these products accelerate productivity by connecting people with the information they need.

                   Color Laser

In January of 2016, ISS launched an extensive array of new color products, announcing seven new single-function color laser printers and eleven new color MFPs. All of these new color products are the first to use quad-core processing to drive speed, productivity and workflow solutions along with a new tablet-like touchscreen interface and flexible media handling which will enable future integration of the Company’s solutions.

The new Lexmark CS720 and CS725 Series color laser printers and CX725 Series color MFPs are designed for medium and large workgroups. They offer the capabilities and durability of a large workgroup device, including faster print speed and better toner yield, with the size of a personal output device.

The new CS820 Series color laser printers and CX820, CX825 and CX860 Series color laser MFPs are designed for large workgroups. The CS820 is the first A4 color laser printer to break the 60 ppm speed barrier and includes an in-line stapler finisher option. Within the smaller A4 class, the CX820, CX825 and CX860 Series of MFPs deliver reliability, performance and a low total cost of ownership. These new devices offer print speeds up to 60 ppm, scan speeds as fast as 120 images per minute and the most advanced paper handling of any A4 MFP, allowing businesses to save time and money by printing their color documents in house.

Within the single-function color laser printer category, ISS continues to offer the Lexmark CS310, CS410 and CS510 color laser printers, which are designed to meet the needs of small and midsize workgroups. For departmental workgroups that require A3 paper support, ISS continues to offer the C900 Series printers.

Within the color laser MFP category, ISS continues to offer the CX310, CX410 and CX510 color laser MFPs, which are designed to meet the needs of small and midsize workgroups. Models within these series offer performance and features typically present on larger devices, such as 4.3-inch touch screens and built-in productivity tools and apps. For departmental workgroups that require A3 paper support, ISS continues to offer the X900 Series MFPs.

                   Monochrome Laser

Within the single-function monochrome laser printer category, ISS continues to offer the Lexmark MS310, MS410, MS510, MS610, MS710 and MS810 Series printers, which are designed to meet the needs of small, midsize and large workgroups. These monochrome laser printers deliver print speeds ranging from 35 pages per minute (ppm) to 70 ppm. ISS also continues to offer the MS911 for large or departmental workgroups that require A3 (11 inch x 17 inch) paper support.

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

                   MPS and Customer Support Services

ISS, both directly and through business partners, offers a wide range of services covering its line of printing products and technology solutions including maintenance, consulting, systems integration and MPS offerings to provide a comprehensive output solution. Lexmark Global Services provide customers with an assessment of their current environment and then a recommendation and implementation plan for the future state. Upon implementation, Lexmark provides management and optimization of their output environment and document related workflow/business processes. MPS allows organizations to outsource fleet management, technical support, supplies replenishment, maintenance activities and other services.

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

Supplies for both laser and inkjet products are generally available at the customer’s preferred point-of-purchase through multiple channels of distribution. Although channel mix varies somewhat depending upon the geography, most of ISS’ laser supplies products sold commercially in 2015 were sold through the ISS network of Lexmark-authorized supplies distributors and resellers, who sell directly to end-users, or to independent office supply dealers. Inkjet supplies are primarily sold through large office superstores, discount store chains, distributors, online, wholesale clubs, and consumer electronics stores.

ISS also sells its products through numerous alliances and OEM arrangements. During 2015, 2014 and 2013, no one customer accounted for more than 10% of the Company’s total revenues.

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

The distributed printing market is extremely competitive. The market share leader in the distributed laser printing market is HP Inc. (“HP”), which has a widely-recognized brand name and has been identified as the market leader as measured in annual units shipped. With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies such as Canon, Ricoh and Xerox. Other laser competitors include Brother, Konica Minolta, Kyocera, Okidata and Samsung.

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

ISS continues to execute supplier managed inventory (“SMI”) agreements with its primary suppliers to improve the efficiency of the supply chain. Lexmark’s management believes these SMI agreements improve ISS’ supply chain inventory pipeline and supply chain flexibility which enhances responsiveness to our customers. In addition, the Company’s management believes these agreements improve supplier visibility to product demand and therefore improve suppliers’ timeliness and management of their inventory pipelines. As of December 31, 2015, a significant majority of printers were purchased under SMI agreements. ISS’ ability to negotiate new SMI agreements and the terms and conditions of those agreements could adversely impact ISS’ operating results.

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

Segment Information — Enterprise Software

•             Products — Enterprise Software

Enterprise Software offers an integrated suite of ECM, BPM, DOM/CCM that includes case management, electronic signature, process analytics, information and application integration, intelligent content capture and data extraction, enterprise search software and medical imaging VNA software products and solutions.

                   Software and solutions

Enterprise Software captures, extracts and integrates information into the business process on a unified platform that combines capture, mobility, process and content management, collaboration, search and analytics. These components are developed and maintained by Enterprise Software.

In 2015, Enterprise Software acquired two new software companies to enhance the software portfolio. Claron is a leading provider of medical image viewing, distribution, sharing and collaboration software technology. With the addition of Claron in January of 2015, Enterprise Software expands its offering to healthcare providers by enabling referring physicians and clinicians to access, view and collaborate on patient information and medical images that reside outside the EMR systems, while concurrently image-enabling the EMR and providing easy Web-based access via desktop and mobile devices. In May of 2015, Enterprise Software strengthened its position in the enterprise content and process management space with the acquisition of Kofax, a leading provider of smart process applications. The addition of Kofax enhances Lexmark’s industry-leading ECM and BPM offerings. In the capture technology field, the combination of Kofax’s smart process applications with Perceptive Intelligent Capture will create the broadest and deepest portfolio of capture solutions in the market, ranging from Web portals and mobile devices to smart MFPs.

Enterprise Software has continued to enhance its position in the healthcare industry by strengthening its VNA technology which will enable doctors and other clinicians at the point of care to easily share medical images across organizations for viewing and collaborating with other clinicians, in addition to storing those images.

Enterprise Software also continued to expand its solutions for the banking and insurance industry with the release of Onboarding Agility 1.0 and Claims Agility 1.0. The Onboarding Agility solution enables faster account openings via multi-channel and mobile onboarding. Claims Agility provides customer-facing employees, agents, brokers, adjusters and service organizations with a powerful scan-to-process platform that is specifically designed to speed claims processing, improve accuracy and reduce costs.

Enterprise Software strengthened its leadership position in Higher Education with improvements to the Intelligent Capture for Transcripts solution. The integrated solution utilizes the intelligent data capture engine to capture student information and reduce the manual processing times of transcripts. In 2015, Enterprise Software enhanced its offering with the initial launch of High School course extraction that allows institutions to have access to data that was previously too cumbersome to extract.

In 2015, Enterprise Software also announced new versions of the Retail Publishing Platform (v9.5) as well as the new Digital Endcap and Digital Menu Boards to expand its solutions in the retail industry. Both of these solutions provide a broader set of signage capabilities that allow retail customers to include up-to-date and rich product content on their signs and displays.

Enterprise Software also released Kofax SignDoc 1.0, which enables customers in any industry to electronic signature-enable any business process, which significantly reduces paper-related costs, including storage and routing. In addition to major releases and enhancements to industry solutions, Enterprise Software also made numerous product updates to platform capabilities, including intelligent content capture and data extraction, ECM, BPM, enterprise search, process analytics, file sync and share and integration.

•             Marketing and Distribution — Enterprise Software

In April 2015, the Company announced a strategic rebranding action to unify and strengthen the market presence of the Company’s information technology portfolio of enterprise software, print hardware and MPS. As part of the rebranding action, the Company elected to change the name of its Perceptive Software segment to Enterprise Software. Certain software products will still include the Perceptive Software name.

Enterprise Software uses a direct to market sales and demand generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, public sector (which includes higher education and government), and commercial, which spans areas such as retail, banking, insurance and manufacturing. Enterprise Software has primary business offices in Lenexa, Kansas; Irvine, California; Bloomington, Minnesota; Helsingborg, Sweden; London, England; and Singapore, as well as employees co-located within ISS offices around the world. Enterprise Software also offers a channel partner program that allows authorized third-party resellers to market and sell Enterprise Software products and solutions to a distributed market, as well as an OEM program which includes Enterprise Software’s offerings within channel partners’ existing solutions to their customers.

Enterprise Software offers to license its software products and solutions in a variety of ways. The traditional method is to offer perpetual licenses, with customers paying up front for the software/solution and then paying for on-going maintenance and support services, generally on an annual basis. This traditional model can be hosted by the customer or Enterprise Software.

Enterprise Software also offers its software and solutions under a Software as a Service (“SaaS”) model where customers pay on a subscription basis. Such payments can be made quarterly or annually. Under the SaaS business model, Enterprise Software generally manages and operates the system and associated infrastructure in its secure data centers, allowing the customer to maintain focus on their business and customers. The SaaS option offers the benefit of lower initial cost to the customer and enables them to take advantage of newly available features quickly and easily. Finally, customers may also subscribe to Enterprise Software product and solution licenses on a recurring basis (quarterly or annually) with customers managing and operating the system and associated infrastructure on the customer’s premises.

•             Competition — Enterprise Software

Enterprise Software competes in the smart process applications, capture, ECM, BPM and related software markets. The market for Enterprise Software’s products is highly fragmented, competitive, evolving, and subject to technological change. Competitors vary in size and in the scope and breadth of the products and services offered. Enterprise Software’s principal competitors are companies addressing various segments of the capture, ECM, BPM and smart process applications markets, including EMC, IBM, Oracle, Hyland, Nuance, OpenText, and other smaller companies, as well as certain existing users and prospective users pursuing in-house development efforts.

The Company believes the principal competitive factors in Enterprise Software’s key markets are product offerings, service and pricing. The Company believes Enterprise Software’s competitive advantages include:

  Large installed user base and access to prospective new users;

  Unified product platform that is comprehensive, flexible, scalable and capable of addressing each customer’s requirements in a predictable and reliable manner with lower TCO and higher ROI;

  Software with the ability to automate the processing of all types of information flowing into an organization;

  Hybrid direct and indirect go-to-market model;

  Vertical market experience that Enterprise Software and its channel partners have in providing the complete solutions users desire;

  Proven track record of successful user deployments and having users willing to provide positive references to prospective users;

  Ability to sell, market and deploy solutions on a global basis and leverage channel partners for the same purpose; and

  Financial strength and stability, which instills buying confidence on the part of users and the Company’s channel partners.

•             Backlog — Enterprise Software

At December 31, 2015, Enterprise Software had a backlog of software license, maintenance, and professional services agreements with customers in the normal course of its business. The Company expects it will be able to fulfill outstanding orders in 2016 and of the Company’s deferred software revenue balance of approximately $197 million, approximately $180 million is expected to be recognized over the next 12 months. The dollar amount of Enterprise Software’s backlog related to unfulfilled orders is not material to an understanding of the Company’s overall business.

Research and Development

Lexmark’s research and development efforts focus on technologies associated with laser printing, fleet management, connectivity, document management, and ECM/BPM/DOM/CCM software products and solutions. Lexmark also develops related applications and tools that enable the Company to efficiently provide a broad range of services. Lexmark is also actively engaged in the design and development of enhancements to its existing products that increase the performance, improve ease of use and lower production costs.

In the case of certain products, the Company may elect to purchase products or key components from third-party suppliers rather than develop them internally.

Lexmark conducts research and development activities in various locations including Lexington, Kentucky; Boulder, Colorado; Cebu City, Philippines; Lenexa, Kansas; Irvine, California; Kolkata, India; Hyderabad, India; St. Petersburg, Russia; and Hanoi, Vietnam. Research and development expenditures were $332 million in 2015, $354 million in 2014, and $287 million in 2013.

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

Employees

As of December 31, 2015, of the approximately 14,000 Lexmark employees worldwide, 4,300 are located in the U.S. and the remaining 9,700 are located in Europe, Canada, Latin America, Asia Pacific, the Middle East and Africa. None of the U.S. employees are represented by a union. Certain employees in Austria, France and the Netherlands are represented by a Statutory Works Council.

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

Executive Officers of the Registrant

The executive officers of Lexmark and their respective ages, positions and years of service with the Company are set forth below.

Name of Individual	Age	Position	Years With The Company
Paul A. Rooke …...………………………………	57	Chairman and Chief Executive Officer	25
David Reeder ……………………………………	41	Vice President and Chief Financial Officer	1
Martin S. Canning ...…………………………….	52	Executive Vice President and President of ISS	17
Reynolds C. Bish….……………………………..	63	Vice President and President, Lexmark Enterprise Software	1
Ronaldo M. Foresti ……………………………...	63	Vice President of Asia Pacific and Latin America	12
Jeri L. Isbell ……………………………………..	58	Vice President of Human Resources	25
Robert J. Patton …………………………………	54	Vice President, General Counsel and Secretary	15
Gary D Stromquist ………………………………	60	Vice President, ISS Finance	25

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

Mr. Bish has been Vice President of the Company and President of Lexmark Enterprise Software since May 2015, when the Company acquired Kofax Limited. Prior to the acquisition, Mr. Bish served as a Director and Chief Executive Officer of Kofax Limited since November 2007.

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

Mr. Stromquist has been Vice President, ISS Finance since November 2010, except from May 2014 to January 2015, when Mr. Stromquist served as Vice President and Interim Chief Financial Officer. From June 2009 to November 2010, Mr. Stromquist served as Vice President, PSSD and Corporate Finance. From July 2001 to June 2009, Mr. Stromquist served as Vice President and Corporate Controller of the Company.

Intellectual Property

The Company’s intellectual property is one of its major assets and the ownership of the technology used in its products is important to its competitive position. Lexmark seeks to establish and maintain the proprietary rights in its technology and products through the use of patents, copyrights, trademarks, trade secret laws, and confidentiality agreements.

Lexmark holds a portfolio of approximately 1,555 U.S. patents and approximately 371 pending U.S. patent applications. The Company also holds approximately 837 foreign patents and pending patent applications. These patents generally have a term of twenty years from the time they are filed. As the Company’s patent portfolio has been developed over time, the remaining terms on the individual patents vary. The inventions claimed in these patents and patent applications cover aspects of the Company’s current and potential future products, manufacturing processes, business methods and related technologies. The Company is developing a portfolio of patents that protects its product lines and offers the possibility of entering into licensing agreements with others. Lexmark has a variety of intellectual property licensing and cross-licensing agreements with a number of third parties. While the Company believes that its portfolio of patents and applications have value, no single patent is in itself essential to our business as a whole or any individual segment.

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

Item 1A.         Risk Factors

The following significant factors, as well as others of which Lexmark is unaware or deems to be immaterial at this time, could materially adversely affect the Company’s business, financial condition or operating results in the future. Therefore, the following information should be considered carefully together with other information contained in this report. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

  More than 50% of the Company’s revenue is generated from operations outside of the United States. In 2015, the Company’s total revenue was adversely impacted 6% year to year by unfavorable foreign currency exchange rate fluctuations even with a foreign currency exchange hedging program in place for 2015. The Company’s financial results, which are expressed in U.S. dollars, may continue to be adversely impacted by foreign currency exchange rate fluctuations, particularly the Euro, the Canadian dollar, the Brazilian real, the Australian dollar and the British pound. The Company enters into foreign currency option contracts as a hedge of a portion of some of the anticipated foreign currency denominated revenue. While these hedges are designed to partially mitigate some of the Company’s exposure to foreign currency gains and losses, additional changes in foreign currency exchange rates may adversely impact economic activity and the Company’s operating results.

  The Company’s revenue is largely dependent on global economic conditions and the demand for its imaging products and associated supplies, solutions and services and capture, content, and process and output management software solutions and services in the markets in which the Company competes. Continued global economic weakness and uncertainty, similar to what the Company experienced in Brazil in 2015, could adversely affect the Company’s results in future periods.  During times of economic uncertainty, demand for the Company’s products may decrease and may result in decreased revenue, operating income and other financial results.

  Continued softness in certain markets and industries, constrained IT spending, and uncertainty about global economic conditions could result in lower demand for the Company’s products, including supplies. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the Company and/or its reseller channel, as the Company experienced in Europe in 2015, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the Company’s operating results. Ongoing weakness in demand for the Company’s hardware products may also cause erosion of the installed base of products over time, thereby reducing the opportunities for supplies sales in the future.

  Restrictions on credit globally and credit risk associated with the Company’s customers and channel partners may also be adversely impacted by continued global economic weakness and uncertainty.

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

  Approximately 60% of the Company’s revenue in 2015 was derived from the sale of supplies.  In the second half of 2015, the Company announced efforts to reduce laser supplies inventory in its partner sales channel which were elevated in part because of decreased consumption of supplies. These efforts adversely impacted laser supplies revenue for 2015.  The Company’s future operating results may be adversely affected if the consumption of its supplies by end users of its products is lower than expected or declines, if there are declines in pricing, unfavorable mix and/or increased costs.

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

  Since the Company’s acquisition of Perceptive Software in June 2010, the Company’s strategy has been based on becoming an end-to-end solutions provider of content, capture, and process and output management solutions, enabling businesses to capture, manage and access critical unstructured information in the context of their business process.  In executing that strategy, the Company has made significant investments in complementary software companies, including ReadSoft in 2014 and Kofax Limited in 2015, to enhance the Company’s solutions capabilities.  The Company needs to continue integrating these new technologies into its solutions offerings and continue to focus the Company on delivering integrated imaging and content, process and output management solutions to businesses. Failure to execute this strategy could adversely affect the Company’s revenue and gross margin.

The Company may fail to realize all of the anticipated benefits of any investments, acquisitions or other significant transactions, which could harm financial results.

  As part of Lexmark’s strategy of becoming an end-to-end solutions provider, the Company routinely discusses, evaluates opportunities, and may enter into agreements regarding possible investments, acquisitions, and other transactions. Such transactions, including the acquisitions of Perceptive Software in 2010; Pallas Athena in 2011; Brainware, Nolij, ISYS and Acuo Technologies in 2012; AccessVia, Twistage, Saperion and Pacsgear in 2013; ReadSoft and GNAX Health in 2014, and Claron Technology and Kofax in 2015 routinely involve significant risks and challenges and the Company may not be able to realize all of the anticipated benefits of such transactions. The transaction may fail to advance the Company’s business strategy of becoming an end-to-end solutions provider.  The Company may not realize a satisfactory return on investment. The Company’s due diligence process may fail to identify significant issues with an acquired company’s products, financial disclosures, accounting practices or internal control deficiencies. The future business operations of an acquired entity may not be successful. The Company may not be able to realize expense synergies and revenue expansion goals.  Disruptions from the transaction could harm relationships with the Company’s or the acquired entity’s existing customers, business partners, employees and suppliers. The Company’s acquisition or other investment may lead to litigation.  Intangible assets and goodwill recognized by the Company in the acquisition could become impaired if subsequent measurements of fair value and implied value, respectively, do not support the carrying values of such assets.

  The Company’s acquisitions present significant challenges and risks relating to the integration of the newly acquired business into the Company, and there can be no assurances that the Company will manage the integration of the newly acquired business successfully. The Company is in the process of integrating ReadSoft and Kofax and each of the Company’s acquisitions pose integration challenges, including the retention of customers and key employees, capitalizing on revenue synergies, and the difficulty of integrating business systems and technology.  The Company’s management may be required to spend a significant amount of time and resources to integrate these newly acquired businesses and the anticipated benefits of the acquisition may take longer to achieve, if at all.  The Company may not be able to successfully combine product and service offerings of acquired companies. The Company may have a difficult time retaining key employees of acquired entities if its business culture is incompatible with that of the acquired entity. If the Company fails to integrate ReadSoft and Kofax on a timely basis, the Company may not meet its expectations regarding the profitability of such acquisitions, which could have an adverse impact on the Company’s business, financial condition and operating results.

Any failure by the Company to execute planned cost reduction measures timely and successfully could result in total costs and expenses that are greater than expected or the failure to meet operational goals as a result of such actions.

  In July 2015, the Company announced restructuring actions primarily to capture the anticipated cost and expense synergies from the Kofax and ReadSoft acquisitions, and to reduce cost and expense structure in the ISS segment and corporate organization. The Company announced additional restructuring actions in February 2016 focused on optimizing the ISS segment. The Company expects to realize cost savings now and in the future through these cost and expense actions and may announce future actions to further reduce its worldwide workforce and/or centralize its operations. The risks associated with these actions include potential delays in their implementation, particularly workforce reductions; increased costs associated with such actions; decreases in employee morale and the failure to meet operational targets due to unplanned departures of employees, particularly key employees and sales employees.

The competitive pricing pressure in the market may negatively impact the Company’s operating results.

  The Company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on their products and are expected to continue to do so. In 2015, the laser printer market experienced and is expected to continue to experience significant price pressure, resulting in a decline in laser hardware revenue. Price reductions on laser products, including related supplies or the inability to reduce costs and expenses, could result in lower profitability and jeopardize the Company’s ability to grow or maintain its market share. In recent years, the gross margins on the Company’s hardware products have been under pressure as a result of competitive pricing pressures in the market. If the Company is unable to reduce costs to offset this competitive pricing or product mix pressure, and the Company is unable to support declining gross margins through the sale of supplies, the Company’s operating results and future profitability may be negatively impacted.

  The market for Enterprise Software’s products and services is highly competitive, and the Company expects competition will continue to intensify as the enterprise content, business content and document output markets mature. Enterprise Software competes with a number of ECM, BPM and DOM/CCM providers that have significantly greater financial, marketing and/or technological resources than the Company. Enterprise Software could lose market share if its competitors introduce new products and services, add functionality to existing products, or reduce prices on their products and services.  If such competitors lower prices with respect to competing products and services, the Company could be forced to lower prices for Enterprise Software’s products and services, which could result in less revenue or reduced gross margins, which may negatively impact the Company’s operating results and future profitability.

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

Ineffective internal controls could impact the Company's business and financial results.

  The Company's internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company's business and financial results could be harmed and the Company could fail to meet its financial reporting obligations. For example, in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, management determined that the Company did not maintain effective controls over the completeness, existence, accuracy and presentation and disclosure of the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Management determined that the ineffective controls over income tax accounting constitutes a material weakness. While the Company is in the process of improving its internal controls, the material weakness continued to exist as of December 31, 2015 and will continue to exist until the remediation actions described in Item 9A, Controls and Procedures, are fully implemented and tested. If the new controls being implemented to address the material weakness and to strengthen the overall internal control over accounting for income taxes are not designed or do not operate effectively, if the Company is unsuccessful in implementing or following these new processes or is otherwise unable to remediate this material weakness, this may result in untimely or inaccurate reporting of the Company’s financial condition or results of operations.

The Company’s failure to manage inventory levels or production capacity may negatively impact the Company’s operating results.

  The Company’s performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and reseller demand to manage worldwide distribution and inventory levels of the Company. Unexpected fluctuations in customer demand or in reseller inventory levels could disrupt ordering patterns and may adversely affect the Company’s financial results, inventory levels and cash flows. In addition, the financial failure or loss of a key customer, reseller or supplier could have a material adverse impact on the Company’s financial results. The Company must also be able to address production and supply constraints, including product disruptions caused by quality issues, and delays or disruptions in the supply of key components necessary for production. Such delays, disruptions or shortages may result in lost revenue or in the Company incurring additional costs to meet customer demand. The Company’s future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

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

  The Company’s future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that are reliable, competitive, and meet customers’ needs. The markets for laser products and associated supplies and content/process management software are aggressively competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. In addition, the introduction of any significant new and/or disruptive technology or business model by a competitor that substantially changes the markets into which the Company sells its products or demand for the products sold by the Company could severely impact sales of the Company’s products and the Company’s operating results. The impact of competitive activities on the sales volumes or revenue of the Company, or the Company’s inability to effectively deal with these competitive issues, could have a material adverse effect on the Company’s ability to attract and retain customers and maintain or grow market share. The competitive pressure to develop technology and products and to increase the Company’s investment in research and development and marketing expenditures also could cause significant changes in the level of the Company’s operating expense.

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

  Revenue derived from international sales made up more than half of the Company’s revenue in 2015. Accordingly, the Company’s future results could be adversely affected by a variety of factors, including changes in a specific country’s or region’s political or economic conditions; foreign currency exchange rate fluctuations; trade protection measures; local labor regulations; import, export or other licensing requirements; requirements related to making foreign direct investments; and unexpected changes in legal or regulatory requirements. In addition, changes in tax laws and the ability to repatriate cash accumulated outside the U.S. in a tax efficient manner may adversely affect the Company’s financial results, investment flexibility and operations. Moreover, margins on international sales tend to be lower than those on domestic sales, and the Company believes that international operations in emerging geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

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

  Lexmark’s worldwide operations and those of the Company’s manufacturing partners, suppliers, and freight transporters, among others, are subject to natural and manmade disasters that could cause business interruptions such as earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, environmental hazards, power shortages, water shortages and telecommunications failures. The occurrence of any of these business disruptions could result in significant losses to the Company, seriously harm the Company’s revenue, profitability and financial condition and increase the Company’s costs and expenses. The consolidation of certain functions into shared service centers and movement of certain functions to lower cost countries by the Company in recent years increases the probability and impact of business disruptions over time.

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

Item 1B.         UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.         PROPERTIES

Lexmark’s corporate headquarters is located in Lexington, Kentucky. At December 31, 2015, the Company owned or leased approximately 5.5 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide. Approximately 3.0 million square feet is located in the U.S. and the remainder is located in various international locations. The Company’s principal international manufacturing facility is located in Mexico. The principal domestic manufacturing facility is located in Colorado. The Company occupies facilities for development in various locations including the U.S., the Philippines, the Netherlands, the United Kingdom, Austria, Denmark, Germany, India, Russia, and Sweden. The Company owns approximately 68 percent of the worldwide square footage and leases the remaining 32 percent. The leased property has various lease expiration dates. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space. Included in the statements above is approximately 0.9 million square feet owned or leased for Enterprise Software.

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

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Lexmark’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “LXK.” As of February 12, 2016 there were 1,550 holders of record of the Class A Common Stock and there were no holders of record of the Class B Common Stock. Information regarding the market prices of the Company’s Class A Common Stock appears in Part II, Item 8, Note 22 of the Notes to Consolidated Financial Statements.

Dividend Policy

A dividend of $0.30 per common share was declared on February 20, 2014.  Dividends of $0.36 per common share were declared on April 24, 2014, July 24, 2014, October 23, 2014, February 19, 2015, April 21, 2015, July 23, 2015, October 22, 2015 and February 18, 2016. Refer to Part II, Item 8, Notes 15 and 21 of the Notes to Consolidated Financial Statements for more information regarding dividends.

Lexmark is continuing to execute on its stated capital allocation framework of returning, on average, more than 50 percent of free cash flow (net cash flows provided by operating activities minus purchases of property, plant and equipment plus proceeds from sale of property, plant and equipment) to its shareholders through dividends and share repurchases while pursuing acquisitions and organic investments that support the strengthening and growth of the Company. The Company anticipates paying dividends quarterly, though future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1-31, 2015	–	$–	–	$58.9
November 1-30, 2015	–	–	–	58.9
December 1-31, 2015	9,939	33.50	–	58.6
Total	9,939	$33.50	–

(1) Information regarding the Company’s share repurchases can be found in Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements.

Performance Graph

The following graph compares cumulative total stockholder return on the Company’s Class A Common Stock with a broad performance indicator, the S&P MidCap 400 Index, and an industry index, the S&P 400 Information Technology Index, for the period from December 31, 2010 to December 31, 2015. The graph assumes that the value of the investment in the Class A Common Stock and each index were $100 at December 31, 2010 and that all dividends were reinvested.

Comparison of cumulative total returns	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14	12/31/15
Lexmark International, Inc.	$100	$96	$70	$112	$134	$110
S&P MidCap 400 Index	100	98	116	155	170	166
S&P 400 Information Technology Index	100	88	102	131	142	143

Source: Standard & Poor's Capital IQ

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2015:

(Number of Securities in Millions)

	Number of			Number of
	Securities to be			Securities
	Issued Upon			Remaining
	Exercise of		Weighted Average	Available for
	Outstanding		Exercise Price of	Future Issuance
	Options,		Outstanding	Under Equity
	Warrants and		Options, Warrants	Compensation
	Rights		and Rights (1)	Plans
Equity compensation plans approved by stockholders	4.0	(2)	$36.29	7.9	(3)
Equity compensation plans not approved by stockholders:
Broad-Based Employee Stock Plan (4)	–		44.65	–
Kofax Plans (5)	0.7		26.17	–
Total	4.7		$34.48	7.9

(1) The numbers in this column represent the weighted average exercise price of stock options only.

(2) Of the approximately 4.0 million shares outstanding under the equity compensation plans approved by stockholders, there were approximately 0.8 million stock options (of which 643,000 are employee stock options and 122,000 are nonemployee director stock options) and approximately 3.2 million restricted stock units (“RSUs”) and deferred stock units (“DSUs”), including associated dividend equivalent units (of which 2,951,000 are employee RSUs and DSUs and 293,000 are nonemployee director RSUs and DSUs). Performance-based RSUs granted in 2013 and 2014 were included at the target level of achievement. Performance-based RSUs granted in 2015 were included at maximum achievement level. Refer to Part II, Item 8, Note 6 of the Notes to Consolidated Financial Statements for more information.

(3) Of the approximately 7.9 million shares available, 7.7 million relate to employee plans (of which 3.8 million may be granted as full-value awards) and 0.2 million relate to the nonemployee director plan.

(4) As of December 31, 2015, approximately 46,000 shares remained outstanding (all of which are in the form of stock options) pursuant to awards made under the Lexmark International, Inc. Broad-Based Employee Stock Incentive Plan (the “Broad-Based Plan”), an equity compensation plan which had not been approved by the Company’s stockholders. On February 24, 2011, the Company’s Board of Directors terminated the Broad-Based Plan and cancelled the remaining available shares that had been authorized for issuance under the Broad-Based Plan.

(5) As of December 31, 2015, approximately 693,000 shares remained outstanding (222,000 stock options and 471,000 RSUs) pursuant to awards granted under Kofax equity compensation plans that were converted into Lexmark options and RSUs in connection with the acquisition of Kofax in May 2015.  No additional awards will be granted under the Kofax plans.

Item 6.            SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the Company. For further information refer to the Company’s Consolidated Financial Statements and Notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except per Share Data)

	2015	2014	2013	2012	2011
Statement of Earnings Data(1):
Revenue (2)	$3,551.2	$3,710.5	$3,667.6	$3,797.6	$4,173.0
Operating (loss) income (2)(3)	$(24.5)	$149.2	$409.2	$191.5	$367.7
Net (loss) earnings (2)(3)(4)(5)(6)	$(40.4)	$79.9	$259.1	$110.9	$280.9
Net (loss) earnings per common share:
Basic (2)(3)(4)(5)(6)	$(0.66)	$1.29	$4.11	$1.62	$3.64
Diluted (2)(3)(4)(5)(6)	$(0.66)	$1.26	$4.04	$1.60	$3.60
Cash dividends declared per common share	$1.44	$1.38	$1.20	$1.15	$0.25
Statement of Financial Position Data(1)(7):
Total assets	$3,912.4	$3,684.5	$3,664.5	$3,569.8	$3,644.4
Total debt	$1,061.3	$696.5	$695.7	$648.0	$647.1

(1)  In conjunction with the remediation efforts to resolve the material weakness disclosed in the Company’s 2014 Form 10-K, the Company identified errors related to the income tax provision and related to current tax, deferred tax and unrecognized tax benefits accounts that impacted the Company’s previously issued interim and annual consolidated financial statements. Refer to Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements for more information on the revision. The amounts included in the table above reflect the revised balances for net (loss) earnings, basic and diluted (loss) earnings per share and total assets. Previously reported total assets for 2013 and 2012 of $3,616.9 million and $3,525.3 million, respectively, were impacted by adjustments of $47.6 million and $44.5 million, respectively, due to the revision to correct errors related to income taxes and the early adoption of accounting guidance related to the presentation of debt issuance costs. Total assets for December 31, 2015 were calculated on a different basis and may not be comparable to prior years due to the prospective application of new guidance related to the classification of deferred taxes. Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for additional information.

(2) Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition-Related Adjustments and Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for more information on the Company’s acquisitions and pre-tax charges related to amortization of intangible assets and other acquisition-related costs and integration expenses for 2015, 2014 and 2013. Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for more information on the Company’s divestiture-related adjustments for 2013. Refer to Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements for more information on the Company’s reportable segment Revenue and Operating income (loss) for 2015, 2014 and 2013.

The Company acquired Brainware, Isys, Nolij in the first quarter of 2012 and Acuo in the fourth quarter of 2012. Enterprise Software Revenue and Operating income (loss) included in the table above for 2012 were $156.1 million and $(72.0) million, respectively. The Company incurred pre-tax charges of $60.3 million in 2012 related to acquisitions, including $41.4 million related to amortization of intangible assets and $18.9 million of other acquisition-related costs and integration expenses.

The Company acquired Pallas Athena on October 18, 2011. Enterprise Software Revenue and Operating income (loss) included in the table above for 2011 were $94.8 million and $(29.5) million, respectively. The Company incurred pre-tax charges of $24.5 million in 2011 related to acquisitions, including $21.2 million related to amortization of intangible assets and $3.3 million of other acquisition-related costs and integration expenses.

(3) Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring Charges and Project Costs for more information on the Company’s restructuring charges and project costs for 2015, 2014 and 2013. Refer to Part II, Item 8, Note 5 of the Notes to Consolidated Financial Statements for more information on the Company’s restructuring charges for 2015, 2014 and 2013. Amounts in 2012 include restructuring charges and project costs of $121.8 million. Amounts in 2011 include restructuring charges and project costs of $29.9 million.

(4) Refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements for more information on the Company’s asset and actuarial net gain/loss on pension and other postretirement benefit plans for 2015, 2014 and 2013. Amounts in 2012 include asset and actuarial net loss on pension and other postretirement benefit plans of $21.8 million. Amounts in 2011 include asset and actuarial net loss on pension and other postretirement benefit plans of $94.7 million.

(5)  Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for more information on the Company’s remediation-related charges for 2015. Refer to Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements for more information on the impact of remediation-related charges to the Company’s reportable segments for 2015.

(6) Refer to Part II, Item 8, Note 14 of the Notes to Consolidated Financial Statements for more information on the Company’s discrete tax items for 2015, 2014 and 2013.

(7)  Total assets and long-term debt for all periods presented in the table above have been revised to reflect the retrospective application of ASU 2015-03 issued in April 2015 to simplify the presentation of debt issuance costs. Refer to Part II, Item 8, Note 13 of the Notes to Consolidated Financial Statements for information regarding the impact to the Company’s financial statements for 2015 and 2014.

Item 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented under Part II, Item 8 of this Form 10-K.

OVERVIEW

Products and Segments

Lexmark makes it easier for businesses of all sizes to improve their business processes by enabling them to capture, manage and access critical unstructured business information in the context of their business processes while speeding the movement and management of information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, device management, MPS, document workflow and, more recently, business process and content management solutions. The Company operates in the office printing and imaging, ECM, BPM, DOM/CCM, intelligent content capture and data extraction and enterprise search software markets. Lexmark’s products include laser printers and multifunction devices, dot matrix printers and the associated supplies/solutions/services. They also include an integrated suite of ECM, BPM and DOM/CCM that includes case management, electronic signature, process analytics, information and application integration, intelligent content capture and data extraction, enterprise search, medical imaging VNA software products and solutions.

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

The Company is managed along two operating segments: ISS and Enterprise Software.

  ISS offers a broad portfolio of color and monochrome laser printers and laser MFPs, as well as supplies, software applications, software solutions and MPS to help businesses efficiently capture, manage and access information. Laser based products within the distributed printing market primarily serve business customers. ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations, small and medium businesses, as well as the public sector. These sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care, and in conjunction with ISS’ development and manufacturing teams, are able to customize printing solutions to meet customer needs for printing electronic forms, media handling, duplex printing, intelligent capture and other document workflow solutions. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. The ISS distributor and reseller network includes IT Resellers, Direct Marketing Resellers, and Copier Dealers. ISS also sells its products through numerous alliances and OEM arrangements.

  Enterprise Software offers an integrated suite of ECM, BPM, DOM/CCM that includes case management, electronic signature, process analytics, information and application integration, intelligent content capture and data extraction, enterprise search software and medical imaging VNA software products and solutions. The ECM and BPM software and services markets primarily serve business customers. Enterprise Software uses a direct to market sales and demand generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, public sector (which includes higher education and government), and commercial, which spans areas such as retail, banking, insurance and manufacturing. Enterprise Software also offers a channel partner program that allows authorized third-party resellers to market and sell Enterprise Software products and solutions to a distributed market, as well as an OEM program which includes Enterprise Software’s offerings within channel partners’ existing solutions to their customers. Enterprise Software has two general forms of software agreements with its customers, perpetual licenses and subscription services.

Refer to Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments, which is incorporated herein by reference.

Key Messages

2015

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

The Company continues a strategic focus on growing its MPS offerings and the placement of high-end hardware. The Company also continues the strategic focus on expansion in solutions and software capabilities, to both strengthen its MPS offerings and grow its non-printing related software solutions business focused in the ECM, BPM and DOM/CCM markets. These strategic focus areas are intended to increase our penetration in the business segment. The business segment tends to have higher page generating and more software intensive application requirements, which drive increasing levels of supplies and software maintenance and support revenue.

In order to support these strategic focus areas, and to allow Lexmark to participate in the growing market to manage unstructured data and processes, and to further strengthen the Company’s products, content/business process management solutions and MPS, the Company acquired Perceptive Software in 2010, Pallas Athena in 2011, Brainware, Nolij, ISYS and Acuo in 2012; Twistage, Access Via, Saperion and PACSGEAR in 2013; ReadSoft and GNAX Health in 2014; and Claron and Kofax in 2015. These acquisitions are included in the Enterprise Software segment.

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

The Company remains committed on its stated capital allocation framework of returning, on average, more than 50 percent of free cash flow to its shareholders through dividends and share repurchases while pursuing acquisitions and organic investments that support the strengthening and growth of the Company. During 2015, the Company paused its share repurchases in order to pay down debt associated with the Kofax acquisition.

Lexmark’s 2015 revenue was down 4% YTY, primarily due to an unfavorable YTY currency impact of 6% and an unfavorable impact of approximately 3% due to the Company’s exit of inkjet technology. The change in YTY revenues reflected a positive impact of 6% for growth in Enterprise Software revenue, primarily due to the acquisitions of Kofax in the second quarter of 2015 and ReadSoft in the third quarter of 2014. Additionally, the Company benefited from continued growth in MPS supplies revenue. Operating income decreased 116% YTY primarily driven by the revenue impacts discussed above and higher operating expenses primarily due to the acquisition of Kofax and recently announced 2016 and 2015 restructuring plans.

As in 2015, the Company is focused in 2016 on revenue and profit growth from the strategic imaging and software segments of the business, particularly MPS offerings and Enterprise Software. This growth is expected to be dampened by the continued unfavorable effects from continued YTY currency impact and continued YTY decreases in inkjet supplies revenue as a result of the Inkjet Exit, although this headwind is expected to decline over time.

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

Trends and Opportunities

Lexmark serves both the distributed printing and imaging and content and process management markets with a focus on business customers. Lexmark’s enterprise content and process management software platform supports traditional business content as well as rich media and industry-specific content like medical image content and includes enterprise search, intelligent content capture and data extraction, DOM/CCM, business process and case management. Lexmark’s healthcare offering includes an industry leading, standards based and highly secure, content repository and VNA that integrates all patient unstructured information across the enterprise to enable easy access including access via an EMR system. This healthcare content and process management offering also includes workflow automation and medical information and imaging study sharing within and between facilities and organizations.

Lexmark management believes the total relevant market opportunity of these markets combined in 2015 was approximately $80 billion. Lexmark management believes that the total relevant distributed laser printing and imaging market opportunity was approximately $68 billion in 2015, including printing hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management believes that the overall distributed printing market declined in the low single digit percentage points in 2015. The distributed printing industry is expected to experience low single digit declining revenue overall over the next few years, but continued growth is expected in MPS, smart MFPs and workgroup color laser printing products which are all areas of focus for Lexmark. Based on industry analysts’ forecasts, MPS and fleet solutions are projected to continue to experience approximately 10% annual revenue growth rates over the next several years and the relevant content and process management software markets that Lexmark participates in are projected to grow in high single digit percentage points annually over the next several years. In 2015, the total relevant content and process management software market was approximately $12 billion, excluding related professional services. However, management believes the total addressable market is significantly larger due to relatively low penetration of content and process management software solutions worldwide.

Market trends driving long-term growth include:

  Continued penetration of color and graphics output in businesses;

  Advancements in electronic movement of information, driving a continued shift in pages away from centralized commercial printing and document scanning to distributed printing and multi-channel capture by end users when and where it is convenient to do so, including via smart MFPs, mobile devices and web portals;

  Continued convergence between printers, scanners, copiers and fax machines into single, integrated multifunction and all-in-one devices;

  Increasing ability of multi-function printing devices and mobile devices to integrate into business process workflow solutions and enterprise content management systems;

  Continued digitization of information and the ability to electronically store and distribute this information, driving the explosive growth of unstructured digital information, such as office documents, emails, photographs, audio and video files;

  Customer desire to have a third party expert manage their printing and document output environment;

  Ongoing emphasis on improving business process efficiency and driving costs out of business organizations by better managing enterprise content and associated processes;

  Increasing need to capture, manage and access content from any location via any web-enabled device, including mobile devices and Smart MFPs, to streamline and optimize process workflows while ensuring information security;

  Growing desire to unify structured data in business systems with unstructured paper and digital content to make the unstructured content more valuable and actionable within business processes; and

  Increasing need in the healthcare industry to unify structured patient data, that is now typically stored in an EMR system, with unstructured content, that includes medical imaging studies and other patient documents and content such as lab reports and physicians notes, to enable easy unified access by clinical staff and referring physicians, across the healthcare continuum to improve clinical and business outcomes.

As a result of these market trends, Lexmark has growth opportunities in monochrome and color laser printers and MFPs, MPS, as well as fleet management solutions, ECM, BPM, DOM/CCM that includes case management, electronic signature, process analytics, information and application integration, intelligent content capture and data extraction, enterprise search software and medical imaging VNA software products and solutions.

Color and MFP devices continue to represent a more significant portion of the laser printing market. The Company’s management believes that these trends will continue. Industry pricing pressure is partially offset by the tendency of customers to purchase higher value color and MFP devices and optional paper handling and finishing features. Customers are also purchasing connected smart MFPs and content and process management software solutions and services to optimize their document-related processes and infrastructure in order to improve productivity and cost. This includes solutions to enable mobile printing and content capture/access.

While profit margins on printers and MFPs have been negatively affected by competitive pricing pressure, supplies sales are higher margin and recurring. In general, as the printing and imaging market matures and traditional printer and copier-based product markets continue to converge, the Company’s management expects competitive pressures to continue.

Lexmark’s dot matrix printers include mature products that require little ongoing investment. The Company expects that the market for these products will continue to decline, and has implemented a strategy to continue to offer high-quality products while managing cost to maximize cash flow and profit.

The content and process management software and services markets serve business customers. These markets include solutions for capturing all types of unstructured information such as hardcopy documents and forms, photographs, emails, images, video, audio and faxes, and then intelligently indexing, archiving and routing this information to streamline and automate process workflows, while managing changes to both content and processes, and automating and monitoring governance and compliance policies. These solutions help companies leverage the value of their unstructured information by connecting it with existing enterprise applications and making it available in context within processes so that businesses can make better and faster decisions to enhance growth, improve productivity, lower costs and improve customer satisfaction. These markets also include solutions that help businesses understand existing processes, design and manage new processes, and enable the assembly of content into meaningful communications internally and with their customers and partners.

Management sees growth opportunities in large/global enterprises with a distributed workforce, in organizations that are seeking to optimize their content-related infrastructure and reduce costs, and in functional areas where workers rely on mobile devices for productivity.

The demand for content, process management and DOM/CCM solutions is strong in developed and emerging markets alike, representing a considerable growth opportunity for Enterprise Software. Lexmark’s products are already installed in geographies around the world, and management believes this global customer base serves as an impetus for additional installations for Enterprise Software outside of North America. Customers continue to purchase solutions that result in greater efficiency and productivity in their various lines of business and back office operations.

Business systems such as enterprise resource planning (“ERP”), electronic medical records (“EMR”), and customer relationship management (“CRM”) represent a mature market and remain vital applications but do not satisfy an organization’s enterprise content and process management needs. The Company expects organizations to continue to look to ECM, BPM and DOM/CCM solutions to complete their enterprise information infrastructure, increasing the value of their core business system investments and leading to gains in efficiency.

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

Refer to the sections entitled “Competition – ISS” and “Competition – Enterprise Software” in Item 1, which are incorporated herein by reference, for a further discussion of major uncertainties faced by the industry and the Company. Additionally, refer to the section entitled “Risk Factors” in Item 1A, which is incorporated herein by reference, for a further discussion of factors that could impact the Company’s operating results.

Strategy and Initiatives

Lexmark’s strategy is based on a business model of investing in technology to develop and sell printing and imaging, and content and process management solutions, including printers, multifunction devices and software solutions with the objective of growing an installed base of hardware devices and software installations, which drives recurring printing supplies sales and software subscription, maintenance and services revenue. The Company’s management believes that Lexmark has the following strengths related to this business model:

  Lexmark is highly focused on delivering printing, imaging, and content and process management software solutions and services for specific industries and business processes in distributed work environments.

  Lexmark internally develops both monochrome and color laser printing technology.

  Lexmark, through Enterprise Software, also internally develops content and process management software that includes DOM/CCM, intelligent capture, enterprise search, rich media content management, electronic signature, process analytics and healthcare specific medical imaging and VNA software products as well as other industry tailored solutions to help companies manage the lifecycle of their content and business processes in the context of their existing enterprise applications.

  Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large enterprise customers and channel partners.

Lexmark’s strategy involves the following core strategic initiatives:

  Investing in technology, hardware and software products and solutions to secure high value product installations and capture profitable supplies, and software subscriptions, maintenance and service annuities in content-intensive industries and business processes;

  Targeting and capturing business customers, markets and channels that drive higher page generation and supplies usage; and

  Advancing and growing the Company’s content and process management solutions business internationally.

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

Lexmark records reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives at the later of the date of revenue recognition or the date the sales incentive is offered. Estimated reductions in revenue are based upon historical trends and other known factors at the time of sale. Lexmark also records estimated reductions to revenue for price protection, which it provides to substantially all of its distributor and reseller customers. The amount of price protection is limited based on the amount of dealers’ and resellers’ inventory on hand (including in-transit inventory) as of the date of the price change. If market conditions were to decline, Lexmark may take actions to increase customer incentive offerings or reduce prices, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

The Company also records estimated reductions to revenue at the time of sale related to its customers’ right to return product. Estimated reductions in revenue are based upon historical trends of actual product returns as well as the Company’s assessment of its products in the channel. Provisions for specific returns from large customers are also recorded as necessary.

Multiple Element Arrangements

The Company enters into multiple element agreements with customers which may involve the provisions of hardware, supplies, separately priced extended warranty and product maintenance services, and other professional services (installation, maintenance, and enhanced warranty services). These arrangements may involve upfront purchase or lease of hardware products with services and supplies provided per contract terms or as needed.  Lexmark also enters into multiple element agreements with customers that contain software and related services as well as contracts that include a combination of printing products and related services and software licenses and related services.  Furthermore, some contracts may include nonstandard terms and conditions. As such, significant contract interpretation can be required to determine the appropriate accounting for some arrangements.

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

For multiple element agreements that include software deliverables accounted for under the industry-specific revenue recognition guidance, stand-alone selling price of the undelivered elements must be determined by VSOE of fair value, which is based on company specific stand-alone sales or renewal data. For software arrangements, the Company typically uses the residual method to allocate arrangement consideration to the delivered software licenses as permitted under the industry-specific revenue recognition guidance.

Pricing practices could be modified in the future as the Company’s go-to-market strategies evolve. Such changes could have an impact on the Company’s ability to maintain VSOE of fair value and/or affect the determination of BESP, which could change the pattern and timing of revenue recognition for its multiple element arrangements.

Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for information regarding the Company’s policy for revenue recognition.

Restructuring

Lexmark records a liability for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred, except for liabilities for certain employee termination benefit charges that are accrued over time. Employee termination benefits associated with an exit or disposal activity are accrued when the obligation is probable and estimable as a postemployment benefit obligation when local statutory requirements stipulate minimum involuntary termination benefits or when a mutual understanding of termination benefits has been established through written policies or past practice. Employee termination benefits accrued as probable and estimable often require judgment by the Company’s management as to the number of employees being separated and the related salary levels, length of employment with the Company and various other factors related to the separated employees that could affect the amount of employee termination benefits being accrued. Such estimates could change in the future as actual data regarding separated employees becomes available.

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

For contract termination costs, which primarily includes leases, Lexmark records a liability for costs to terminate a contract before the end of its term when the Company terminates the agreement in accordance with the contract terms or when the Company ceases using the rights conveyed by the contract. The liability is recorded at fair value in the period in which it is incurred, taking into account the effect of estimated sublease rentals that could be reasonably obtained which may be different than company-specific intentions.

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

  Mortality – based on the Society of Actuaries RP-2014 mortality tables with mortality improvements after 2007 removed and replaced with a mortality improvement scale based on the intermediate projection in the Social Security Administration’s 2014 Trustees Report. The Company considered the updated mortality improvements scale issued in 2015, but found the effect was not material.

  Rate of compensation increase — Effective April 2006, this assumption is no longer applicable to the U.S. pension plan due to the benefit accrual freeze in connection with the Company’s 2006 restructuring actions. In addition, some of the non-U.S. pension plans are also frozen.

Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, corporate debt, annuity contracts and other securities. The U.S. pension plan comprises a significant portion of the assets and liabilities relating to the Company’s pension plans. The investment goal of the U.S. pension plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. U.S. asset allocation percentages as of December 31, 2015 were 36% equity and 64% fixed income investments. The U.S. pension plan employs professional investment managers to invest in U.S. equity, global equity, international developed equity, emerging market equity, U.S. fixed income, high yield bonds and emerging market debt. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The U.S. pension plan currently uses a combination of both active management and passive index funds to achieve its investment goals.

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

For the years ended December 31, 2015, 2014, and 2013, the asset and actuarial net gains and losses on pension and other postretirement benefit plan remeasurements reflected in operating income were a loss of  $9 million, a loss of $81 million, and a gain of $83 million, respectively. The following table summarizes the components of the asset and actuarial net gain or loss on pension and other postretirement plan measurements during each period presented:

(Dollars in millions)	2015	2014	2013

Change in discount rate and other actuarial assumptions	$(42)	$103	$(66)

Actual (return) loss on plan assets	6	(66)	(60)

Expected return on plan assets	45	44	43

Total asset and actuarial net (gain) loss	$9	$81	$(83)

Actual (loss) return on plan assets	(0.9)%	9.7%	9.3%

Expected return on plan assets	6.6%	6.7%	6.9%

Increases in discount rates resulted in actuarial gains in 2015, offset by lower than expected returns on plan assets.  The actuarial losses in 2014 were primarily due to decreases in discount rates. Also increasing the loss in 2014 was a change in mortality assumptions to reflect a new set of mortality tables finalized by the Society of Actuaries on October 24, 2014, which included longer life expectancies than projected by past tables. The actuarial gains in 2013 were mainly driven by increases in discount rates. For 2015, asset returns were lower than expectations resulting in a net loss of $51 million.  In 2014 and 2013, asset returns exceeded expectations resulting in net asset gains of $22 million and $17 million, respectively.

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

	Increase (Decrease) in 2015	Increase (Decrease) in Projected
	Pre-tax Net Periodic Benefit	Benefit Obligation for the U.S.
	Cost for the U.S. Pension Plans	Pension Plans as of Dec. 31, 2015
Change in Assumption	(in millions)	(in millions)

25 basis points decrease in discount rate	$(1.0)	$16.5

25 basis points increase in discount rate	0.9	(15.8)

50 basis points decrease in actual return on plan assets	2.8	No Impact

50 basis points increase in actual return on plan assets	(2.8)	No Impact

	Increase (Decrease) in 2015
	Pre-tax Interim Period	Increase (Decrease) in Projected
	Net Periodic Benefit Cost	Benefit Obligation for the U.S.
	for the U.S. Pension Plans	Pension Plans as of Dec. 31, 2015
	(in millions)	(in millions)

25 basis points decrease in expected return on plan assets	$1.3	No Impact

25 basis points increase in expected return on plan assets	(1.3)	No Impact

Income Taxes

The provision for income taxes is calculated on pre-tax income included in the Consolidated Statement of Earnings based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Deferred tax assets and liabilities are determined under the liability method based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities measured by enacted tax rates in effect for the years in which the differences are expected to reverse.

The amounts recorded in our consolidated financial statements may reflect estimates of final amounts due to timing of completion and filing of actual income tax returns. Estimates are required with respect to, among other things, the potential utilization of credits, operating loss carry-forwards and valuation allowances required, if any, for tax assets that may not be realized in the future.

Valuation allowances are established when it is determined that any portion of our deferred tax assets are not more likely than not to be realized. As part of this process, the Company considers historical profitability, future market growth, future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies in determining the need for a deferred tax valuation allowance.  The Company assesses deferred taxes and the adequacy or need for a valuation allowance on a quarterly basis.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The Company assesses its income tax positions based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company records interest and penalties (net of any applicable tax benefit) on all unrecognized tax benefits related to income taxes as a component of the provision for income taxes on our consolidated statements of income.

The Company is subject to ongoing tax examinations and assessments in various jurisdictions.  Lexmark’s ongoing assessments of its tax positions require judgment and can materially increase or decrease the Company’s effective tax rate, as well as impact the operating results. Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for information regarding the Company’s policy for income taxes.

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

Fair Value

The Company currently uses recurring fair value measurements in several areas including pension plan assets and derivatives. The Company also uses fair value measurements on a nonrecurring basis when testing goodwill and long-lived assets for impairment.

The Company uses third parties to report the fair values of its pension plan assets, though the responsibility remains with the Company’s management. The Company utilizes various sources of pricing and other market data in its process of corroborating fair values and classifying fair value measurements in the fair value hierarchy. The fair values of certain pension plan assets are measured using the net asset value per unit as a practical expedient. The Company also uses third parties to assist with the valuation of certain assets acquired and liabilities assumed in business combinations when it is determined that an income approach is the most appropriate method to determine fair value.

In certain situations, there may be little or no market data available at the measurement date for the Company’s fair value measurements, thus requiring the use of significant unobservable inputs. Such measurements require more judgment and are generally classified as Level 3 within the fair value hierarchy.

The Company’s Level 3 recurring fair value measurements are primarily related to certain pension plan assets. The fair values are classified as Level 3 due to the absence of corroborating pricing data. There is less certainty that the fair values of these securities would be realized in the market due to the low level of observable market data.

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

Business Combinations

The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between identifiable intangible assets and goodwill. The fair values of identifiable intangible assets are estimated using an income approach, including the excess earnings, relief from royalty and with-and-without methods. These estimations are conducted using market participant assumptions and require projected financial information, including assumptions about future revenue growth and costs necessary to facilitate the projected growth. Other key inputs include assumptions about technological obsolescence, customer attrition rates, brand recognition, the allocation of projected cash flows to identifiable intangible assets and discount rates. The Company also considers market participant assumptions in its valuations of deferred revenue acquired in a business combination, including estimated costs to fulfill the obligation as well as a profit markup that would exist in the case of a hypothetical third-party servicing firm. Future business and economic conditions, as well as differences actually related to any of the assumptions, could materially affect the financial statements through impairment of goodwill or identifiable intangible assets and acceleration of the amortization periods of acquired identifiable intangible assets.

Goodwill and Intangible Assets

Lexmark performs an assessment of its goodwill for impairment each fiscal year as of December 31 or between annual tests if an event occurs or circumstances change that lead management to believe it is more likely than not that an impairment exists. Examples of such events or circumstances include a deterioration in general economic conditions, increased competitive environment, or a decline in overall financial performance of the Company. Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment (a “component”) if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Components are aggregated as a single reporting unit if they have similar economic characteristics. The Company’s operating segments are ISS and Enterprise Software; the Company’s reporting units and reportable segments are consistent with these operating segments. Goodwill is assigned to reporting units of the Company that are expected to benefit from the synergies of the related acquisition.

Although the qualitative assessment for goodwill impairment testing is available to Lexmark, the Company performed a quantitative test of impairment in 2015 and 2014. In estimating the fair value of its reporting units, the Company generally considers a discounted cash flow analysis, which requires judgments such as projected future earnings and weighted average cost of capital, and market based measurement analysis, which include multiples developed from prices paid in observed market transactions of comparable companies. For its estimation of the fair value of the Enterprise Software reporting unit, the Company used an equally-weighted measure based on a discounted cash flow analysis and a market based measurement analysis. For its estimation of the fair value of the ISS reporting unit, the Company used a discounted cash flow analysis.

Goodwill recognized by the Company at December 31, 2015 was $1,325.1 million and was allocated to the Enterprise Software and ISS reporting units in the amount of $1,308.6 million and $16.5 million, respectively. The fair value of the ISS reporting unit was substantially in excess of its carrying value on this date. The fair value of the Enterprise Software reporting unit was in excess of its carrying value on this date. The carrying value of the Enterprise Software reporting unit includes goodwill and intangible assets from recently acquired businesses such as Kofax, the values of which were derived from more recent business operating plans and macroeconomic conditions and therefore are more susceptible to an adverse change that could require an impairment charge. The values of Enterprise Software and ISS were heavily reliant on forecasted financial information, as well as multiples developed from prices paid in observed market transactions of comparable companies in the case of Enterprise Software. Key assumptions to the valuation of Enterprise Software include revenue growth rates that approximate anticipated growth in the market segments served by Enterprise Software. Other key inputs to the fair value calculations include operating margin assumptions and discount rates.

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

RESULTS OF OPERATIONS

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

The following table summarizes the results of the Company’s operations for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$3,551.2	100%	$3,710.5	100%	$3,667.6	100%
Gross profit	1,396.8	39%	1,409.8	38%	1,443.9	39%
Operating expense	1,421.3	40%	1,260.6	34%	1,034.7	28%
Operating (loss) income	(24.5)	(1)%	149.2	4%	409.2	11%
Net (loss) earnings	(40.4)	(1)%	79.9	2%	259.1	7%

During 2015, total Lexmark revenue declined 4% YTY, reflecting an unfavorable YTY currency impact of 6% and an unfavorable impact of approximately 3% due to the Company’s exit of inkjet technology. The change in YTY revenues reflected a positive impact of 6% for growth in Enterprise Software revenue, primarily due to the acquisitions of Kofax in the second quarter of 2015 and ReadSoft in the third quarter of 2014. Additionally, the Company benefited from continued growth in MPS supplies revenue.

Operating income for the year ended December 31, 2015 decreased 116% YTY primarily due to higher operating expenses mainly associated with the acquisition-related adjustments related to the acquisition of Kofax in May of 2015 and restructuring related charges and project costs due to the newly announced restructuring plans. During 2015, net earnings declined 151% from the prior year, primarily due to lower operating income. Net earnings for the year ended December 31, 2015 included $272.7 million of pre-tax acquisition-related adjustments, $88.2 million of pre-tax restructuring charges and project costs, a pension and other postretirement benefit plan actuarial net loss $8.7 million and $7.5 million of remediation-related charges. The Company uses the term “acquisition-related adjustments” for purchase accounting adjustments and incremental acquisition and integration costs related to acquisitions. The Company uses the term “project costs” for incremental charges related to the execution of its restructuring plans. The Company uses the term “remediation-related charges” for professional fees associated with analysis and remediation of the Company’s previously disclosed material weakness in internal controls over income tax accounting.

During 2014, total Lexmark revenue increased 1% compared to prior year. Gross profit decreased 2%, Operating expense increased 22% and Operating income decreased 64% when compared to the same period in 2013.

Net earnings for the year ended December 31, 2014 declined 69% from the prior year primarily due to lower operating income. Net earnings for the year ended December 31, 2014 included $119.1 million of pre-tax acquisition-related adjustments, a pension and other postretirement benefit plan asset and actuarial net loss of $80.5 million and $45.8 million of pre-tax restructuring charges and project costs.

Revenue

The following tables provide a breakdown of the Company’s revenue by segment and by product:

Revenue by Reportable Segment

(Dollars in millions)	2015	2014	% Change	2014	2013	% Change
ISS	$3,017.4	$3,414.8	(12)%	$3,414.8	$3,444.0	(1)%
Enterprise Software	533.8	295.7	81%	295.7	223.6	32%
Total revenue	$3,551.2	$3,710.5	(4)%	$3,710.5	$3,667.6	1%

Revenue by Product

(Dollars in millions)	2015	2014	% Change	2014	2013	% Change
Hardware (1)	$705.5	$782.1	(10)%	$782.1	$762.8	3%
Supplies (2)	2,128.8	2,445.9	(13)%	2,445.9	2,484.4	(2)%
Software and Other (3)	716.9	482.5	49%	482.5	420.4	15%
Total revenue	$3,551.2	$3,710.5	(4)%	$3,710.5	$3,667.6	1%

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

For the year ended December 31, 2015, ISS revenue declined 12% compared to prior year, which reflected an unfavorable inkjet exit impact of approximately 3% and an unfavorable currency impact of 5% compared to the prior year. Laser hardware revenue decreased 10% YTY. Large workgroup laser hardware revenue, which represented about 86% of total hardware revenue for the year ended December 31, 2015, declined 8% YTY reflecting a 6% decline in units, primarily driven by competitive pressures during 2015 and a 2% decline in average unit revenue (“AUR”), reflecting unfavorable currency movements, partially offset by favorable product mix during 2015. Small workgroup laser hardware revenue, which for the year ended December 31, 2015 represented 14% of total hardware revenue, declined 23% YTY due to a 20% decrease in units driven by strong sales during the fourth quarter of 2014 and competitive pressures during 2015 and a 4% decrease in AUR driven by unfavorable currency movements. There was no inkjet exit hardware revenue for the year ended December 31, 2015. The Company uses the term “large workgroup” to include departmental, large workgroup and medium workgroup lasers, which are typically attached directly to large workgroup networks, as well as dot matrix printers and options. The term “small workgroup” includes small workgroup lasers and personal lasers, which are attached to small workgroup networks and/or personal computers. The Company uses the term “inkjet exit” to include consumer and business inkjet hardware and supplies.

Supplies revenue for the year ended December 31, 2015 was down 13% compared to the same period in 2014, reflecting unfavorable currency and inkjet exit impacts of 5% and 5%, respectively. Laser supplies revenue decreased 9% YTY primarily due to unfavorable currency impact of 6% and unfavorable revenue per page impact of 9%. These factors were partially offset by continued YTY growth in MPS laser supplies revenue. Inkjet exit supplies revenue of $142.3 million declined 45% YTY due to ongoing and expected declines in the inkjet installed base as the Company has exited inkjet technology.

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

During 2015, 2014 and 2013, no one customer accounted for more than 10% of the Company’s total revenues.

Enterprise Software

For the year ended December 31, 2015, revenue for Enterprise Software increased 81% compared to the same period in 2014. The YTY increases in maintenance and support, license, professional services and subscription revenue of approximately 54% were primarily due to the impact of the Kofax acquisition, in the second quarter of 2015, as well as the full year benefit of the ReadSoft acquisition, in the third quarter of 2014. This was partially offset by an unfavorable currency impact of 8% and unfavorable impact on perpetual license revenue from the selection of a subscription model by certain customers during the year, consistent with an overall shift in market trends.

For the year ended December 31, 2014, revenue for Enterprise Software increased 32% compared to the same period in 2013. The YTY increases are due to the acquisition of ReadSoft in 2014 as well as the acquisitions of Saperion and PACSGEAR in the third and fourth quarters of 2013, respectively, partially offset by organic decline of 3%. This decline was driven by lower YTY perpetual license revenue, particularly in the U.S., attributed to timing for closing of customer contracts as well as selection of a subscription model by certain customers during the year, consistent with an overall shift in market trends. The 2015 and 2014 financial results for the Enterprise Software reportable segment include only the activity occurring after the dates of acquisition.

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

See “Acquisition and Divestiture-related Adjustments” section that follows for further discussion.

Revenue by Geography

The following table provides a breakdown of the Company’s revenue by geography:

(Dollars in millions)	2015	% of Total	2014	% of Total	% Change	2014	2013	% of Total	% Change
United States	$1,645.6	46%	$1,607.2	43%	2%	$1,607.2	$1,576.8	43%	2%
EMEA (Europe, the Middle East & Africa)	1,259.9	35%	1,368.8	37%	(8)%	1,368.8	1,353.5	37%	1%
Other International	645.7	19%	734.5	20%	(12)%	734.5	737.3	20%	–%
Total revenue	$3,551.2	100%	$3,710.5	100%	(4)%	$3,710.5	$3,667.6	100%	1%

For the year ended December 31, 2015, revenues in the United States increased slightly compared to the same period in 2014 primarily due to higher Enterprise Software and laser supplies revenue, partially offset by the negative impact of the Company’s planned exit from inkjet technologies and lower laser hardware revenue. Revenues in EMEA declined compared to the same period in 2014 primarily due to lower laser supplies revenue, which reflected unfavorable currency impacts, partially offset by growth in Enterprise Software revenue. The YTY decline in revenues in other international regions was primarily due to lower laser hardware and supplies revenues in Asia Pacific and lower supplies revenues in Latin America. For 2015, currency exchange rates had an unfavorable YTY impact on total revenue of 6%.

For the year ended December 31, 2014, revenues in the United States increased compared to the same period in 2013 primarily due to higher laser supplies, laser hardware and Enterprise Software revenue, partially offset by unfavorable inkjet exit impact. Revenues in EMEA increased compared to the same period in 2013 primarily due to increased laser supplies revenue and growth in Enterprise Software in the region attributed to the acquisitions of ReadSoft and Saperion, partially offset by unfavorable inkjet exit impact and unfavorable currency impacts, particularly in the fourth quarter. Revenues in other international regions were relatively unchanged YTY, reflecting increased laser supplies revenue in Asia and Latin America, offset by unfavorable inkjet exit impact. For the year ended December 31, 2014, laser supplies revenue increased in all geographies compared with the same period in the prior year. For 2014, currency exchange rates had an unfavorable YTY impact on total revenue of 1%.

Gross Profit

The following table provides gross profit information:

			%				%
(Dollars in millions)	2015	2014	Change		2014	2013	Change
Gross profit dollars	$1,396.8	$1,409.8	(1)%		$1,409.8	$1,443.9	(2)%
% of revenue	39%	38%	1	pts	38%	39%	(1) pts

For the year ended December 31, 2015, consolidated gross profit decreased 1% while gross profit as a percentage of revenue increased 1 percentage point compared to the same period in 2014. Gross profit as a percentage of revenue versus the same period in 2014 reflected a favorable impact of 1 percentage point for hardware driven by the partial reversal of the accrued contingency for certain copyright levies due to the legal resolution of these matters, 1 percentage point for higher services margins and a favorable mix impact of 1 percentage point. The mix impact reflected the benefit of a higher relative proportion of license and subscription revenue and a lower proportion of laser hardware revenue, offset by the unfavorable impact of less laser and inkjet supplies revenue. These favorable impacts were offset by unfavorable product margin impact of 2 percentage points driven by currency movements and 1 percentage point for higher acquisition-related costs. Gross profit for the year ended December 31, 2015 included $110.9 million of pre-tax acquisition-related adjustments, $1.6 million of pre-tax restructuring charges, and a pension and other postretirement benefit plan actuarial net loss of $1.3 million.

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

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

(Dollars in millions)	2015	2014	% Change	2014	2013	% Change
Research and development	$332.2	$354.5	(6)%	$354.5	$287.2	23%
Selling, general and administrative	1,014.1	888.2	14%	888.2	810.1	10%
Gain on sale of inkjet-related technology and assets	–	–	–%	–	(73.5)	(100)%
Restructuring and related charges	75.0	17.9	319%	17.9	10.9	64%
Total operating expense	$1,421.3	$1,260.6	13%	$1,260.6	$1,034.7	22%

For the year ended December 31, 2015, total operating expense increased 13% compared to the same period in 2014. The increase was primarily due to higher selling, general and administrative expenses. Higher pre-tax restructuring and related charges and project costs also contributed to the higher operating expenses as a result of the Company’s latest restructuring announcements. Selling, general and administrative expenses for the year ended December 31, 2015 increased 14% compared with the same period in 2014, reflecting higher acquisition-related adjustments and increases related to the acquisitions of ReadSoft and Kofax. Acquisition and divestiture-related adjustments for the year ended December 31, 2015 included costs associated with the Company’s rebranding action announced in April 2015 as well as related non-cash charges for the abandonment of certain obsolete marketing assets. These factors were partially offset by favorable currency movements and expense reductions in ISS and Enterprise Software due to the Company’s restructuring actions and overall expense management. Research and development expenses for the year ended December 31, 2015 decreased 6% compared with the same period in 2014 driven by favorable currency movements and overall expense management, partially offset by increases related to the acquisition of ReadSoft in the third quarter of 2014 and Kofax in the second quarter of 2015.

For the year ended December 31, 2014, total operating expense increased 22% compared to the same period in 2013, primarily due to the Gain on sale of inkjet-related technology and assets recognized in the 2013 period, a pension and other postretirement benefit plan net loss in 2014 compared with a net gain in 2013 and higher acquisition-related adjustments. Research and development expenses for the year ended December 31, 2014 increased compared with the same period in 2013 primarily due to a pension and other postretirement benefit plan net loss compared with a net gain in 2013. Research and development expenses for the 2014 period also reflected increased investment in Enterprise Software both organically and due to the Company’s acquisitions, particularly ReadSoft in the third quarter of 2014. Selling, general and administrative expenses for the year ended December 31, 2014 increased compared with the same period in 2013 primarily due to a pension and other postretirement benefit plan net loss compared with a net gain in 2013, higher acquisition and divestiture-related adjustments and investment in Enterprise Software, partially offset by expense reductions in All other due to the Company’s 2012 restructuring actions and overall expense management.

The following table summarizes the restructuring and related charges and project costs, acquisition and divestiture-related adjustments, the impact of the pension and other postretirement benefit plan net (gains) losses and remediation-related charges included in the Company’s operating expenses for the periods presented in the table above:

							Pension and other
	Restructuring charges			Acquisition and divestiture-			postretirement benefit			Remediation-
	and project costs			related adjustments			plan net loss (gain)			related charges
(Dollars in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015
Research and development	$–	$–	$–	$1.3	$0.8	$0.7	$6.3	$21.0	$(36.0)	$–
Selling, general and administrative	11.6	18.6	22.1	162.1	57.7	41.6	1.1	40.6	(29.6)	7.5
Restructuring and related charges	75.0	17.9	10.9	–	–	–	–	–	–	–
Gain on sale of inkjet-related technology and assets	–	–	–	–	–	(73.5)	–	–	–	–
Total	$86.6	$36.5	$33.0	$163.4	$58.5	$(31.2)	$7.4	$61.6	$(65.6)	$7.5

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income by reportable segment:

(Dollars in millions)	2015	2014	Change		2014	2013	Change
ISS	$483.5	$645.4	(25)%		$645.4	$770.3	(16)%
% of segment revenue	16%	19%	(3)	pts	19%	22%	(3)	pts

Enterprise Software	(88.1)	(88.5)	–%		(88.5)	(79.5)	(11)%
% of segment revenue	(17)%	(30)%	13	pts	(30)%	(36)%	6	pts

All other	(419.9)	(407.7)	(3)%		(407.7)	(281.6)	(45)%
Total operating (loss) income	$(24.5)	$149.2	(116)%		$149.2	$409.2	(64)%
% of total revenue	(1)%	4%	(5)	pts	4%	11%	(7)	pts

For the year ended December 31, 2015, the decrease in consolidated operating income from the same period in 2014 reflected lower operating income in the ISS segment, offset by slightly lower operating losses in Enterprise Software. All other reflected higher operating expenses related to the acquisitions of Kofax and ReadSoft and higher acquisition and divestiture-related adjustments partially offset by favorable currency impact.

The lower ISS operating income for the year ended December 31, 2015 reflected an unfavorable YTY currency impact of 20% and YTY increase due to restructuring charges and project costs of 7%, partially offset by a 4% benefit YTY from the partial accrual reversal for certain copyright levy matters and lower operating expenses due to cost reductions. The lower operating losses in Enterprise Software were driven by higher revenues due to the acquisition of Kofax in the second quarter of 2015, partially offset by an increase in acquisition and divestiture-related adjustments, an increase in restructuring related charges and project costs and higher other operating expenses.

For the year ended December 31, 2014, the decrease in consolidated operating income compared to the same period in 2013, was primarily due to lower operating income in the ISS segment and an increase in operating loss in All other. The lower ISS operating income for the year ended December 31, 2014 was primarily due to the gain on sale of inkjet-related assets and technology recognized in the 2013 period, included in acquisition and divestiture-related adjustments below. Additionally, the decline in inkjet exit supplies revenue was partially offset by increased laser supplies and hardware revenue and a reduction in operating expenses due to the Company’s previously announced restructuring and ongoing expense actions. The higher operating losses in Enterprise Software were driven by higher acquisition-related adjustments and restructuring charges and project costs. The higher operating losses in All other reflected the impact of the pension and other postretirement benefit plan net loss in 2014, compared with a net gain in 2013, partially offset by lower acquisition and divestiture-related adjustments and expense reductions due to the Company’s restructuring actions and overall expense management.

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

							Pension and other
	Restructuring charges			Acquisition and divestiture-			postretirement benefit plan			Remediation-
	and project costs			related adjustments			net loss (gain)			related charges
(Dollars in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015
ISS	$54.0	$15.9	$29.7	$–	$2.2	$(98.7)	$–	$–	$–	$–
Enterprise Software	21.4	11.3	4.8	176.6	91.7	72.8	–	–	–	–
All other	12.8	18.6	20.0	97.6	26.9	47.1	8.7	80.5	(83.0)	7.5
Total	$88.2	$45.8	$54.5	$274.2	$120.8	$21.2	$8.7	$80.5	$(83.0)	$7.5

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

(Dollars in millions)	2015	2014	2013
Interest expense (income), net	$39.4	$31.6	$33.0
Other expense (income), net	3.8	4.2	4.5
Loss on extinguishment of debt	–	–	3.3
Total interest and other expense (income), net	$43.2	$35.8	$40.8

During 2015, total interest and other expense (income), net, increased 21% compared to the same period in 2014 reflecting higher interest expense for borrowings and lower interest income on investments both related to the acquisition of Kofax. Other expense (income), net for the year ended December 31, 2015 reflected net gains of $0.9 million for certain derivative instruments previously designated as cash flow hedges.

During 2014, total interest and other expense (income), net, decreased 12% compared to the same period in 2013, primarily due to the loss on extinguishment of debt included in the 2013 period and lower net interest expense. The loss of $3.3 million on extinguishment of debt in 2013 is comprised of $3.2 million of premium paid upon repayment of the Company’s 2013 senior notes and $0.1 million related to the write-off of related debt issuance costs.

Provision for Income Taxes and Related Matters

As stated in Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements, in conjunction with the remediation efforts to resolve the material weakness disclosed in the Company’s 2014 Form 10-K, the Company identified errors related to the income tax provision and related to current tax, deferred tax and unrecognized tax benefits accounts that impacted the Company’s previously issued interim and annual consolidated financial statements. Specifically, identified errors related to deferred taxes associated with outside basis differences and other temporary differences of certain foreign subsidiaries and U.S. deferred taxes related to deferred revenue and other temporary differences. Additional errors related to the recognition and measurement of U.S. and foreign unrecognized tax benefits and correlative offsets in current taxes.

The Company’s effective income tax rate was approximately 40.3%, 29.6% and 29.6% in 2015, 2014 and 2013, respectively. Refer to Part II, Item 8, Note 14 of the Notes to Consolidated Financial Statements for a reconciliation of the Company’s effective tax rate to the U.S. statutory rate.

The 10.7 percentage point increase of the effective tax rate from 2014 to 2015 was due to the following factors: current year losses being recognized in higher tax jurisdictions in 2015, primarily the US; the increased relative impact of the research and development credit on the 2015 rate versus 2014, statutory impairments of foreign subsidiaries deductible for tax purposes, and taxes on foreign earnings primarily as a result of year over year differences in pre-tax income on a jurisdiction by jurisdiction basis (most notably Switzerland and Sweden).

The effective income tax rate was 29.6% for the year ended December 31, 2014. The changes in the composition of the effective tax rate from 2013 to 2014 was due primarily to statutory impairments of foreign subsidiaries deductible for tax purposes, increases in valuation allowances, changes in previously accrued taxes, decreases in uncertain tax positions, and taxes on foreign earnings primarily as a result of year over year differences in pre-tax income on a jurisdiction by jurisdiction basis (most notably Switzerland).

In December 2015, President Obama signed into law the Consolidated Appropriations Act, 2016 (“the Act”) reinstating retroactively certain tax benefits and credits (collectively, tax extenders) that had expired. The Act made a number of the provisions permanent and extended the others for two or five years. Provisions made permanent include: the R&D tax credit (modified to allow certain small businesses to claim the credit against payroll taxes and Alternative Minimum Tax liability); the 15-year recovery period for qualified leasehold improvements, qualified restaurant property, and qualified retail improvement property; the exception from subpart F income for active financing income; and various charitable tax provisions. Five-year extensions are provided for other provisions, including the CFC look-thru rule, the work opportunity tax credit, and bonus depreciation, which would be phased down to apply at: 50% for property placed in service during 2015, 2016 and 2017; 40% for 2018; and 30% for 2019. Accounting and financial reporting effects of tax law changes are recognized in the period in which the legislation was enacted, which means when the President signed the Act into law on December 18, 2015. Companies are required to wait until the enactment date to account for reinstatements of expired tax provisions, even if the reinstatement is retroactive. The total effect of tax law changes on deferred tax balances is recorded as a component of income tax expense related to continuing operations in the period of enactment.

In January of 2013, the President signed into law The American Taxpayer Relief Act of 2012, which contained provisions that retroactively extended the U.S. research and experimentation tax credit to January 1, 2012. Because the extension did not happen by December 31, 2012, the Company’s effective income tax rate for 2012 did not include the benefit of the credit for that year. However, because the credit was retroactively extended to include 2012, the Company recognized the full benefit of the 2012 credit in the first quarter of 2013 effectively including two years of rate benefit within the 2013 effective income tax rate.

Net Earnings and Earnings per Share

The following table summarizes net (loss) earnings and basic and diluted net (loss) earnings per share:

(Dollars in millions, except per share amounts)	2015	2014	2013
Net (loss) earnings	$(40.4)	$79.9	$259.1
Basic (loss) earnings per share	$(0.66)	$1.29	$4.11
Diluted (loss) earnings per share	$(0.66)	$1.26	$4.04

Net earnings for the year ended December 31, 2015 declined 151% from the prior year primarily due to lower operating income. For 2015, the YTY decrease in basic and diluted earnings per share was primarily due to lower net earnings, partially offset by a reduction in weighted-average shares outstanding.

Net earnings for the year ended December 31, 2014 declined 69% from the prior year primarily due to lower operating income. For 2014, the YTY decrease in basic and diluted earnings per share was primarily due to lower net earnings, partially offset by a reduction in weighted-average shares outstanding, due to the Company’s share repurchases.

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

Summary of Restructuring Actions

2016 Restructuring Actions

On February 23, 2016, the Company announced restructuring actions (the “2016 Restructuring Actions”) designed to increase profitability and operational efficiency primarily in its ISS segment. These restructuring actions are expected to focus on optimizing the Company’s ISS structure, primarily as a result of the continued strong U.S. dollar, and are also aligned with the previously announced strategic alternatives process.

The 2016 Restructuring Actions are expected to impact about 550 positions worldwide over the next 12-month period with a portion of the positions being shifted to low-cost countries. The 2016 Restructuring Actions will result in total pre-tax charges, including project costs of approximately $65 million, with $40 million accrued as of December 31, 2015 with the remainder to be incurred in 2016. The Company expects the total cash costs of the 2016 Restructuring Actions to be approximately $59 million, with $40 million accrued as of December 31, 2015 with the remainder to be incurred in 2016. The anticipated timing of cash outlays for the 2016 Restructuring Actions are expected to be in 2016.

Lexmark expects the 2016 Restructuring Actions to generate cash savings of $67 million in 2016 and ongoing annual savings of approximately $100 million in 2017, all of which will be cash savings.  These ongoing savings should be split approximately 90% to Operating expense and 10% to Cost of revenue.  The Company expects these actions to be complete by the end of 2016.

2015 Restructuring Actions

On July 21, 2015, the Company announced restructuring actions (the “2015 Restructuring Actions”) designed to increase profitability and operational efficiency. These Company-wide restructuring actions are broad-based but primarily capture the anticipated cost and expense synergies from the Kofax and ReadSoft acquisitions. Additionally, as the strong U.S. dollar continues to negatively impact the Company’s earnings, restructuring actions were taken to reduce cost and expense structure in the ISS segment and corporate organization. Primary Company-wide impacts are general and administrative, marketing and development positions as well as the consolidation of regional facilities.

The 2015 Restructuring Actions are expected to impact about 500 positions worldwide over the next 12-month period with approximately one-third of the positions being shifted to low-cost countries. The 2015 Restructuring Actions will result in total pre-tax charges of approximately $55 million, with approximately $37 million incurred to date and approximately $18 million remaining to be incurred in 2016. The Company expects the total cash costs of the 2015 Restructuring Actions to be approximately $55 million, with $36 million incurred to date and approximately $19 million remaining to be incurred in 2016. The anticipated timing of the cash outlays for the 2015 Restructuring Actions is $8 million through 2015 and approximately $47 million in 2016.

The 2015 Restructuring Actions generated cash savings of $2 million in 2015, and the Company expects to generate savings of $55 million in 2016 and ongoing annual savings of approximately $65 million beginning in 2017, all of which will be cash savings. These ongoing savings should be split approximately 90% to Operating expense and 10% to Cost of revenue. The Company expects these actions to be complete by the end of 2016.

Other Restructuring Actions

As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher usage business platforms, the Company announced various restructuring actions (“Other Restructuring Actions”) over the past several years. The Other Restructuring Actions primarily include exiting the development and manufacturing of the Company’s remaining inkjet hardware, with reductions primarily in the areas of inkjet-related manufacturing, research and development, supply chain, marketing and sales as well as other support functions. The Other Restructuring Actions are considered substantially completed and any remaining charges to be incurred from these actions are expected to be immaterial.

Impact to 2015 Financial Results

For the year ended December 31, 2015, the Company incurred charges (reversals), including project costs, for the Company’s restructuring plans as follows:

						Other
	2016		2015	2015		Actions	Other
	Actions		Actions	Actions		Restructuring	Actions
	Restructuring	2016	Restructuring	Restructuring	2015	Charges	Restructuring	Other	Total
	Charges	Actions	Charges	Project	Actions	(Reversals)	Project	Actions	All
(Dollars in millions)	(Note 5)	Total	(Note 5)	Costs	Total	(Note 5)	Costs	Total	Actions
Accelerated depreciation charges	$–	$–	$0.4	$–	$0.4	$1.4	$–	$1.4	$1.8
Employee termination benefit charges	40.4	40.4	34.9	–	34.9	0.1	–	0.1	75.4
Excess components and other inventory-related charges	–	–	–	–	–	1.2	–	1.2	1.2
Contract termination and lease charges (reversals)	–	–	0.1	–	0.1	(0.5)	–	(0.5)	(0.4)
Project costs	–	–	–	1.1	1.1	–	9.1	9.1	10.2
Total restructuring charges and project costs	$40.4	$40.4	$35.4	$1.1	$36.5	2.2	$9.1	$11.3	$88.2

Restructuring charges (reversals) and project costs for all restructuring actions are recorded in the Company’s Consolidated Statements of Earnings for the year ended December 31, 2015 as follows:

				Restructuring
			Selling,	and related	Impact on
	Restructuring-	Impact on	general and	charges	Operating
(Dollars in millions)	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation charges	$0.4	$0.4	$1.4	$–	$1.8
Excess components and other inventory-related charges	1.2	1.2	–	–	1.2
Employee termination benefit charges	–	–	–	75.4	75.4
Contract termination and lease charges (reversals)	–	–	–	(0.4)	(0.4)
Project costs	–	–	10.2	–	10.2
Total restructuring charges and project costs	$1.6	$1.6	$11.6	$75.0	$88.2

For the year ended December 31, 2015, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2016 Actions	2015 Actions	Other Actions	Total
ISS	$40.4	$11.8	$1.8	$54.0
All other	–	3.8	9.0	12.8
Enterprise Software	–	20.9	0.5	21.4
Total restructuring charges and project costs	$40.4	$36.5	$11.3	$88.2

Impact to 2014 Financial Results

For the year ended December 31, 2014, the Company incurred charges, including project costs, for the Company’s restructuring plans as follows:

	Other	Other
	Actions	Actions
	Restructuring	Restructuring
	Charges	Project
(Dollars in millions)	(Note 5)	Costs	Total
Accelerated depreciation charges	$4.0	$–	$4.0
Excess components and other inventory-related charges	7.6	–	7.6
Employee termination benefit charges	14.2	–	14.2
Contract termination and lease charges	3.7	–	3.7
Project costs	–	16.3	16.3
Total restructuring charges and project costs	$29.5	$16.3	$45.8

Restructuring charges and project costs for all restructuring actions are recorded in the Company’s Consolidated Statements of Earnings for the year ended December 31, 2014 as follows:

			Selling,	Restructuring	Impact on
	Restructuring-	Impact on	general and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$1.7	$1.7	$2.3	$–	$4.0
Excess components and other inventory-related charges	7.6	7.6	–	–	7.6
Employee termination benefit charges	–	–	–	14.2	14.2
Contract termination and lease charges	–	–	–	3.7	3.7
Project costs	–	–	16.3	–	16.3
Total restructuring charges and project costs	$9.3	$9.3	$18.6	$17.9	$45.8

For the year ended December 31, 2014, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	Other Actions
ISS	$15.9
All other	18.6
Enterprise Software	11.3
Total restructuring charges and project costs	$45.8

Impact to 2013 Financial Results

For the year ended December 31, 2013, the Company incurred charges (reversals), including project costs, for the Company’s restructuring plans as follows:

	Other
	Actions	Other
	Restructuring	Actions
	Charges	Restructuring
	(Reversals)	Project
(Dollars in millions)	(Note 5)	Costs	Total
Accelerated depreciation charges	$11.1	$–	$11.1
Excess components and other inventory-related charges	15.8	–	15.8
Employee termination benefit charges	11.1	–	11.1
Contract termination and lease charges (reversals)	(0.2)	–	(0.2)
Project costs	–	16.7	16.7
Total restructuring charges and project costs	$37.8	$16.7	$54.5

Restructuring charges and project costs for all restructuring actions are recorded in the Company’s Consolidated Statements of Earnings for the year ended December 31, 2013 as follows:

				Restructuring
			Selling,	and related	Impact on
	Restructuring-	Impact on	general and	charges	Operating
(Dollars in millions)	related costs	Gross profit	administrative	(reversals)	Income
Accelerated depreciation charges	$5.6	$5.6	$5.5	$–	$11.1
Excess components and other inventory-related charges	15.8	15.8	–	–	15.8
Employee termination benefit charges	–	–	–	11.1	11.1
Contract termination and lease charges (reversals)	–	–	–	(0.2)	(0.2)
Project costs	0.1	0.1	16.6	–	16.7
Total restructuring charges and project costs	$21.5	$21.5	$22.1	$10.9	$54.5

For the year ended December 31, 2013, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	Other Actions
ISS	$29.7
All other	20.0
Enterprise Software	4.8
Total restructuring charges and project costs	$54.5

ACQUISITION AND DIVESTITURE-RELATED ADJUSTMENTS

Pre-tax acquisition and divestiture-related adjustments affected the Company’s financial results as follows:

(Dollars in millions)	2015	2014	2013
Reduction in revenue	$45.0	$17.1	$15.9
Amortization of intangible assets	129.0	73.4	56.9
Acquisition and integration costs	98.7	28.6	17.6
Total acquisition-related adjustments	$272.7	$119.1	$90.4
Gain on sale of inkjet-related technology and assets	–	–	(73.5)
Divestiture costs	1.5	1.7	4.3
Total divestiture-related adjustments	1.5	1.7	(69.2)
Total acquisition and divestiture-related adjustments	$274.2	$120.8	$21.2

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

Reductions in revenue result from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. Reductions in revenue are reflected in Revenue presented on the Company’s Consolidated Statements of Earnings. The Company expects future pre-tax reductions in revenue of approximately $10 million for 2016.

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

Amortization of intangible assets:

(Dollars in millions)	2015	2014	2013
Recorded in Cost of product revenue	$65.8	$45.2	$36.5
Recorded in Research and development	1.3	0.8	0.7
Recorded in Selling, general and administrative	61.9	27.4	19.7
Total amortization of intangible assets	$129.0	$73.4	$56.9

For 2016, the Company expects pre-tax charges for the amortization of intangible assets to be approximately $117 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, stock based compensation expense related to replacement awards issued to employees of acquired companies and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses including certain costs for software and systems to be implemented in acquired companies, consulting costs and travel expenses. Integration costs may also include non-cash charges related to the abandonment of assets under construction by the Company that are determined to be duplicative of assets of the acquired company and non-cash charges related to certain assets which are abandoned as systems are integrated across the combined entity. Acquisition and integration expenses also include costs associated with the Company’s rebranding action announced in April 2015 as well as related non-cash charges for the abandonment of certain obsolete marketing assets. The costs are expensed as incurred, and can vary substantially in size from one period to the next.

Acquisition and integration costs were recognized in Selling, general and administrative on the Company’s Consolidated Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $66 million for 2016.

Divestiture Activity

Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for information regarding the gain recognized upon sale of inkjet-related technology and assets.

In connection with the sale of the Company’s inkjet-related technology and assets, the Company incurred expenses that would not have been incurred otherwise. Divestiture-related costs consist of employee travel expenses and compensation, consulting costs, training costs and transition services including non-cash charges related to assets used in providing the transition services. These costs are incremental to normal operating charges and are expensed as incurred. Divestiture-related costs were recognized in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. The presentation of divestiture-related costs in the table above includes $0.2 million incurred in the year ended December 31, 2015 related to the Company’s exploration of strategic alternatives, which is discussed further below. The Company expects future divestiture-related expenses to be immaterial.

In 2015, the Company announced that its Board of Directors authorized the exploration of strategic alternatives to enhance shareholder value. The Company has incurred costs related to the exploration of strategic alternatives, and may incur additional costs such as investment banking fees, legal and accounting fees, employee travel expenses and compensation, and consulting costs. These costs are incremental to normal operating charges and are expensed as incurred. Additional material charges could occur if a transaction is reached, however the amounts are not presently known to the Company. No decision has been made with regard to any alternatives, and there is no assurance that the Board’s exploration of strategic alternatives will result in any transaction being entered into or consummated.

PENSION AND OTHER POSTRETIREMENT PLANS

The following table provides the total pre-tax benefit expense (income) related to Lexmark’s pension and other postretirement plans for the years 2015, 2014, and 2013.

(Dollars in Millions)	2015	2014	2013
Total expense (income) of pension and other postretirement plans	$30.7	$105.2	$(59.6)
Comprised of:
Defined benefit pension plans	$2.6	$77.8	$(86.5)
Defined contribution plans	29.6	28.8	28.3
Other postretirement plans	(1.5)	(1.4)	(1.4)

Defined benefit pension expense decreased $75.2 million in 2015 primarily due to a decrease in the asset and actuarial losses from $82.9 million in 2014 to $10.6 million in 2015.  Defined benefit pension expense increased $164.3 million in 2014 mainly driven by an increase in asset and actuarial net losses from a net gain of $80.6 million in 2013 to a net loss of $82.9 million in 2014.   Postretirement expense included actuarial gains of $1.9 million in 2015 and $2.4 million in 2014 and 2013.

The defined benefit pension and other postretirement benefit plan asset and actuarial net gains and losses discussed above are driven by changes in discount rates, actuarial assumptions such as mortality rates, and assumptions about asset returns. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in Item 7 for components of the Company’s 2015 asset and actuarial net loss for its defined benefit pension and other postretirement plans.

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

Lexmark’s financial position at December 31, 2015, reflects continued evolution into the Enterprise Software segment with negative working capital of $142.2 million compared to positive working capital of $624.6 million at December 31, 2014. The $766.8 million decrease in working capital accounts is mainly driven by net cash used to acquire Kofax and Claron of $1,006.6 million. This was partially offset by $362.7 million in proceeds from debt, net of repayments, used to fund the acquisition activities. The Company also repurchased shares in the amount of $30.3 million and made cash dividend payments of $88.6 million during 2015. The Company’s early adoption of  ASU 2015-17 (Balance Sheet Classification of Deferred Taxes) impacted working capital negatively by $26.1 million as the Company chose the prospective adoption method and amounts in 2014 were not retrospectively restated on a consistent basis. Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for additional information relation to the Company's significant accounting policies.

At December 31, 2015 and December 31, 2014, the Company had senior note debt, net of debt issuance costs, of $697.3 million and $696.5 million, respectively. The Company had $76.0 million outstanding under its U.S. trade receivables financing program and $288.0 million under its revolving credit facility at December 31, 2015. There were no amounts outstanding under either facility at December 31, 2014.

Mainly as a result of the debt incurred to finance the acquisition of Kofax, the debt to total capital ratio increased 14 percentage points from 35% at December 31, 2014 to 49% at December 31, 2015. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

Liquidity

The following table summarizes the Company’s Consolidated Statements of Cash Flows for the years indicated:

(Dollars in millions)	2015	2014	2013
Net cash flow provided by (used for):
Operating activities	$107.8	$423.0	$480.0
Investing activities	(494.8)	(56.0)	(309.4)
Financing activities	246.6	(323.7)	(107.7)
Effect of exchange rate changes on cash	(10.6)	(7.2)	(2.1)
Net change in cash and cash equivalents	$(151.0)	$36.1	$60.8

The Company’s primary source of liquidity has been cash generated by operations, which totaled $107.8 million, $423.0 million, and $480.0 million in 2015, 2014, and 2013, respectively. Cash from operations generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures.  The Company used available liquidity under its Revolving Credit and Accounts Receivable facilities to partially fund the acquisition of Kofax in second quarter 2015. Refer to the Financing Activities section which follows for information regarding the Company’s debt activity during 2015. In 2014, acquisitions were funded with available cash, cash equivalents and current marketable securities. Management believes that cash provided by operations will be sufficient on a worldwide basis to meet operating and capital needs as well as the funding of expected dividends for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has cash and cash equivalents and other potential sources of liquidity through further utilization of its committed and uncommitted revolving credit facilities or access to the private and public debt markets. The Company may choose to use these sources of liquidity from time to time to fund strategic acquisitions and dividends.

As of December 31, 2015, the Company held $158.3 million in Cash and cash equivalents. The Company’s ability to fund operations from this balance could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $107.9 million of Cash and cash equivalents were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to accrue and pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate them to fund operations in the U.S.

As of December 31, 2014, the Company held $933.9 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $875.5 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing activities section to follow.

Operating activities

Cash flow from operations was $107.8 million and $423.0 in 2015 and 2014, respectively. The $315.2 million decrease in cash flow from operating activities from 2014 to 2015 was driven by the following factors.

The decrease in Net earnings of $120.3 million from 2014 was driven by a decline in ISS revenue and increased operating expenses related to the acquisition of Kofax and recently announced restructuring actions. Refer to the Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details.

Accounts payable decreased by $39.7 million in 2015 while they increased $55.7 million in 2014 resulting in an unfavorable impact to operating cash flows of $95.4 million. The decrease in 2015 is driven by decreased purchasing activities late in the year compared to 2014.

The unfavorable YTY change in Accrued liabilities and in Other assets and liabilities, collectively, was $38.5 million comparing 2015 to 2014. The Company settled a legal matter in 2015 related to copyright fees resulting in an unfavorable change of $48.4 million, which was mainly comprised of a settlement payment of $23.3 million and the reversal of the accrued copyright fee levies of $23.5 million. Refer to Part II, Item 8, Note 19 of the Notes to Consolidated Financial Statements for additional information regarding Commitments and Contingencies.

Although Trade receivables balances provided $29.9 million of cash in 2015, receviables provided higher cash flow for operating activities in 2014 of $60.6 million. This $30.7 million fluctuation year over year is driven by the timing of revenue later in the last quarter of 2015 versus 2014 in combination with higher mix of Enterprise Software revenue which typically pays slower than ISS.

The activities above were partially offset by the following factors.

Pension and postretirement contributions decreased $16.1 million year over year. Inventory decreased $22.2 million in 2015 and $15.3 million in 2014, which reflects reduced supplies inventory levels due to exit of inkjet business and continued improvement in inventory management.

Refer to the contractual cash obligations table that follows for additional information regarding items that will likely impact the Company’s future cash flows.

The $57.0 million decrease in cash flow from operating activities from 2013 to 2014 was driven by the following factors.

The decrease in Net earnings of $179.2 million from 2013 was affected by the non-cash YTY impact of Pension and other postretirement expense (income) of $164.3 and the Gain on the sale of inkjet-related technology and assets of $75.3 million. This was somewhat offset by deferred taxes related to the Pension and other postretirement expense (income) of approximately $36 million.

The unfavorable YTY change in Accrued liabilities and in Other assets and liabilities, collectively, was $142.6 million comparing 2014 to 2013. The largest factors behind the YTY movement were compensation related. Incentive compensation payments were $49 million more in 2014 than 2013. Based on payroll timing, the Company had an extra pay period in 2014 which had an unfavorable cash flow impact of approximately $16 million. The Company settled a legal matter resulting in an unfavorable change of $14.4 million in 2014. Reimbursements for certain retiree medical expenses were down by $12.0 million due to aged items being fully collected in 2013. Marketing program accruals drove unfavorable cash flows of $37.8 million in 2014 compared to 2013 driven by claim payouts. Net VAT taxes also drove another $8.5 million in unfavorable operating cash flows.

Trade receivables balances decreased $60.6 million in 2014 while they decreased $78.3 million in 2013. This $17.7 million fluctuation between the activity in 2014 and that of 2013 is driven largely by collection efforts in 2013 which continued in 2014. This is evidenced by the days of sales outstanding, which dropped 9 days in 2013 but only 3 additional days in 2014.

The activities above were partially offset by the following factors.

Accounts payable increased $55.7 million in 2014 while they decreased $38.4 million in 2013 resulting in a favorable impact to operating cash flows of $94.1 million. The increase in 2014 is driven by increased purchasing activities late in the year compared to 2013.

      Cash conversion days

	2015	2014	2013
Days of sales outstanding	40	37	40
Days of inventory	36	34	41
Days of payables	77	72	73
Cash conversion days	(1)	(1)	9

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

Investing activities

The $438.8 million increase in net cash flows used for investing activities during 2015 compared to that of 2014 was driven by the YTY net increase in cash flows used for business acquisitions of $923.4 million, partially offset by the YTY increase of $462.7 million in cash flows provided by marketable securities investment activities used to help fund business acquisitions and decreased purchases of property, plant and equipment of $23.7 million.

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

During 2015, the Company also acquired substantially all of the assets of Claron for $30.3 million. Claron is a leading provider of medical image viewing, distribution, sharing and collaboration software technology, and its solutions help healthcare delivery organizations provide universal access to patient imaging studies and other content across and between healthcare enterprises.

In 2014, cash flow used to acquire businesses was higher than 2013 due to the acquisitions of ReadSoft and GNAX Health at a total net investment of $238.1 million compared to AccessVia, Twistage, Saperion and PACSGEAR at a total net purchase price of $146.1 million. ReadSoft is a leading global provider of software solutions that automate business processes, both on premise and in the cloud. The Company purchased a controlling interest in ReadSoft for an initial net investment of $79.3 million. The company continued to purchase stock in ReadSoft throughout 2014 for an additional investment of $154.9 million, included in Financing activities. In accordance with Swedish law, the Company requested a compulsory purchase of the outstanding minority shares in ReadSoft, and obtained pre-title to the remaining minority shares in during 2015. GNAX Health is a provider of image exchange software technology for exchanging medical content between medical facilities.

Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

      Marketable securities

The Company decreased its marketable securities investments by $625.4 million during 2015 compared to a decrease of $162.7 million during 2014. During the first half of 2015, the Company liquidated all of its Marketable securities outstanding to fund the Kofax and Claron acquisitions and to fund its dividend and treasury share repurchase activities.

      Capital expenditures

The Company invested $112.6 million, $136.3 million, and $167.4 million into Property, plant and equipment for the years 2015, 2014 and 2013, respectively. Further discussion regarding 2015 capital expenditures as well as anticipated spending for 2016 are provided near the end of Item 7.

Financing activities

Cash flows provided by financing activities were $246.6 million for 2015 and were a use of $323.7 million for 2014. The YTY fluctuation of $570.3 million was primarily due to net proceeds of $364.0 million from the trade receivables and revolving credit facilities used primarily to fund the acquisition of Kofax. The purchases of noncontrolling interest shares of ReadSoft in early 2015 of $4.6 million compared to those purchased in 2014 of $154.9 million resulted in favorable cash flows of $150.3 million. Additionally, the Company paused its share repurchases in the second quarter of 2015 which resulted in favorable cash flows of $50 million for 2015 compared to 2014. This was partially offset by increased dividends from $1.38 per share in 2014 to $1.44 per share in 2015 which resulted in an additional use of $3.3 million compared to prior year. Proceeds from stock based compensation decreased by $4.8 million in 2015 compared to 2014. Additional information regarding the Company’s senior note debt, intra-period financing activities and certain historical financing activities of the Company are included in the sections below.

      Share repurchases and dividend payments

The Company’s capital return framework is to return, on average, more than 50 percent of free cash flow to its shareholders through dividends and share repurchases. During 2015, the Company repurchased approximately 0.7 million shares of its Class A Common Stock at a cost of $30 million through one accelerated share repurchase agreement executed during the period. As of December 31, 2015, there was approximately $59 million of remaining share repurchase authority from the Board of Directors. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2015, the Company paused its share repurchases in order to pay down debt associated with the Kofax acquisition.

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

The Company’s board declared dividends each quarter during 2015. Refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements for additional information.

On February 18, 2016, subsequent to the date of the financial statements, the Company’s Board of Directors declared a cash dividend of $0.36 per share. The cash dividend will be paid on March 11, 2016, to shareholders of record as of the close of business on February 29, 2016. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

      Intra-period financing activities

The Company used its trade receivables facility, bank overdrafts and committed and uncommitted revolving credit facilities to supplement daily cash needs of the Company and its subsidiaries during 2015 and 2014. The Company expects to continue to utilize the trade receivables and committed and uncommitted revolving credit facilities in future quarters to help fund its operations and strategic business combinations, as discussed previously.

      Senior Note Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The 2020 senior notes will rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2015 and December 31, 2014, the outstanding balance of senior note debt, net of debt issuance costs and unamortized discount, was $697.3 million and $696.5 million, respectively.

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

Additional sources of liquidity

The Company has additional liquidity available through its trade receivables facility and committed and uncommitted revolving credit facilities. These sources can be accessed domestically if the Company is unable to satisfy its cash needs in the United States with cash flows provided by operations and existing cash and cash equivalents.

Trade Receivables Facility

In the U.S., the Company, Lexmark Enterprise Software, LLC (“LESL”) and Kofax, Inc. transfer a majority of their receivables to a wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly-owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price. At December 31, 2015, the Company had total accounts receivable pledged as collateral of $114.6 million held by LRC which were included in Trade receivables in the Company’s Consolidated Statements of Financial Position.

On August 27, 2015, the trade receivables facility was amended by extending the term of the facility to October 6, 2017. In addition, Kofax, Inc. became a new originator under the facility, permitting advancements under the facility as accounts receivables are originated by Kofax, Inc. and sold to LRC.  The maximum capital availability under the facility remains at $125 million under the amended agreement. The secured borrowings outstanding under the trade receivables facility at December 31, 2015 was $76.0 million. There was no outstanding balance as of December 31, 2014. The average daily balance under the trade receivables facility during 2015 and 2014 was $81.4 million and $12.7 million, respectively.

The amended facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables transferred. Receivables transferred to the unrelated third party may not include amounts over 90 days past due or concentrations over certain limits with any one customer. The facility also contains customary cash control triggering events which, if triggered, could adversely affect the Company’s liquidity and/or its ability to obtain secured borrowings. On October 20, 2015, the trade receivables facility was amended to correspond to the changes made to the credit facility, discussed below, on October 19, 2015. Further information on the amendments can be found in the Form 8-K report that was filed with the SEC by the Company on October 23, 2015.

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

The amended revolving credit facility contains customary affirmative and negative covenants and also contains certain financial covenants, including those relating to a minimum interest coverage ratio of not less than 3.0 to 1.0 and a maximum leverage ratio of not more than 3.0 to 1.0 as defined in the agreement. The amended revolving credit facility also limits, among other things, the Company’s indebtedness, liens and fundamental changes to its structure and business.

Additional information related to the revolving credit facility can be found in the Form 8-K report that was filed with the SEC by the Company on February 6, 2014. On October 19, 2015, the revolving credit facility was further amended to reduce the impact of certain cash restructuring charges incurred by the Company and certain fees and expenses incurred by the Company in connection with permitted acquisitions. Further information on the amendments can be found in the Form 8-K report that was filed with the SEC by the Company on October 23, 2015.

The outstanding balance of the revolving credit facility was $288.0 million as of December 31, 2015. There was no balance outstanding under the revolving credit facility as of December 31, 2014. The average daily balance under the revolving credit facility during 2015 and 2014 was $182.2 million and $0.8 million, respectively.

Uncommitted Revolving Credit Facility

On June 10, 2015, the Company entered into an agreement for an uncommitted revolving credit facility. Under this agreement, the Company may borrow up to a total of $100.0 million. There were no outstanding borrowings under the uncommitted revolving credit facility at December 31, 2015. The average daily balance under the uncommitted revolving credit facility since its inception was $36.8 million.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at December 31, 2015. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

Off-Balance Sheet Arrangements

At December 31, 2015, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Refer to Note 19 of the Notes to Consolidated Financial Statements for information regarding the Company’s future minimum lease rentals under the terms of non-cancelable operating leases.

Contractual Cash Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2015:

		Less than			More than
(Dollars in Millions)	Total	1 Year	1-3 Years	3-5 Years	5 years
Long-term debt (1)	$1,228	$47	$461	$720	$–
Operating leases	115	35	45	23	12
Purchase obligations	112	112	–	–	–
Pension and other postretirement plan contributions	9	9	–	–	–
Other long-term liabilities (2)	94	76	5	1	12
Total (3)	$1,558	$279	$511	$744	$24

(1) includes interest payments

(2) includes current portion of other long-term liabilities

(3) Unrecognized tax benefits of $64.6 million are excluded from this table as the uncertainty related to the amount and period of any cash settlement prevents the Company from making a reasonably reliable estimate.

Long-term debt reported in the table above includes principal repayments of $376 million and $688 million in the 1-3 Years and 3-5 Years columns, respectively. All other amounts represent interest payments.

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

The Company’s funding policy for its pension and other postretirement plans is to fund minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the Company may choose to fund amounts in excess of the minimum for various reasons. The Company is currently expecting to contribute approximately $9 million to its pension and other postretirement plans in 2016, as noted in the table above. The Company anticipates similar levels of funding for 2017 and 2018 based on factors that were present as of December 31, 2015. Actual future funding requirements beyond 2016 will be impacted by various factors, including actual pension asset returns and interest rates used for discounting future liabilities and are, therefore, not included in the table above. The effect of any future contributions the Company may be obligated or otherwise choose to make could be material to the Company’s future cash flows from operations.

Capital Expenditures

Capital expenditures totaled $112.6 million, $136.3 million and $167.4 million in 2015, 2014 and 2013, respectively. The capital expenditures for 2015 principally related to infrastructure support (including internal-use software expenditures), building and improvements and new product development. The Company expects capital expenditures to be approximately $80 million for full year 2016, attributable mostly to infrastructure support and new product development. Capital expenditures in 2016 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents or additional sources of liquidity as discussed in the preceding sections.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenue derived from international sales, including exports from the U.S., accounts for approximately 54% of the Company’s consolidated revenue, with EMEA accounting for 35% of worldwide sales. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in currency exchange rates. Certain of the Company’s Latin American and European entities use the U.S. dollar as their functional currency.

Currency exchange rates had a 6% unfavorable impact on international revenue in 2015 when compared to 2014. Currency exchange rates had a 1% unfavorable impact on international revenue in 2014 when compared to 2013. Beginning in the fourth quarter of 2014, Lexmark entered into foreign exchange option contracts as hedges of portions of anticipated foreign currency denominated revenue. The settlement of these contracts and subsequent recognition in the Company’s Consolidated Statements of Earnings began in the first quarter of 2015 and continued throughout the year as the underlying hedged transactions occurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements which is incorporated herein by reference. New guidance related to the balance sheet presentation of deferred taxes adopted prospectively by the Company in 2015 affected the comparability of working capital to prior years and could materially affect the trend of working capital going forward. Other than the balance sheet presentation of deferred taxes, there are no known material changes and trends nor any recognized future impact of new accounting guidance beyond the disclosures provided in Note 2.

INFLATION

The Company is subject to the effects of changing prices and operates in industries where product prices are very competitive and subject to downward price pressures. As a result, future increases in production costs or raw material prices could have an adverse effect on the Company’s business. In an effort to minimize the impact on earnings of any such increases, the Company must continually manage its product and service costs and its manufacturing and development processes. Additionally, monetary assets such as cash and cash equivalents lose purchasing power during inflationary periods and thus, the Company’s cash balances could be more susceptible to the effects of increasing inflation.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVITY

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At December 31, 2015  the fair value of the Company’s senior notes was estimated at $735.6 million, based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2015 by $38.3 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to $9.0 million at December 31, 2015. Compared to the previous fiscal year, there has been no material change to the nature of the Company’s exposure to market risk relating to adverse changes in interest rates.

Since the borrowings under the revolving credit facility and the accounts receivable program utilize variable interest rate setting mechanisms such as one-month LIBOR, the fair value of these borrowings is deemed to be at par and the sensitivity of these borrowings to changes in interest rates is deemed to be immaterial.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective foreign currency of each of the Company’s subsidiaries as well as foreign currency denominated revenue and profit translated into the functional currency of the Company. The primary currencies to which the Company was exposed on a transaction basis as of the end of the fourth quarter include the Euro, the British pound, the Swiss franc, the Philippine peso, the Chinese renminbi, the Singapore dollar, the Chilean peso and the Swedish krona. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts (“transaction hedge contracts”) with maturity dates of approximately three months or less, though all foreign currency exposures may not be fully hedged. In 2014, the Company began hedging anticipated foreign currency denominated sales with foreign exchange option contracts (“cash flow hedge contracts”). The potential loss in fair value at December 31, 2015 for transaction and cash flow hedge contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar is $34.3 million. This loss would be mitigated by corresponding gains on the underlying exposures. Compared to the previous fiscal year, there has been no material change to the nature of the Company’s exposure to market risk relating to adverse changes in foreign currency exchange rates.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2015, 2014, and 2013

(In Millions, Except Per Share Amounts)

	2015	2014	2013
Revenue:
Product	$2,890.2	$3,203.9	$3,242.3
Service	661.0	506.6	425.3
Total Revenue	3,551.2	3,710.5	3,667.6
Cost of revenue:
Product	1,743.9	1,931.3	1,880.3
Service	408.9	360.1	321.9
Restructuring-related costs	1.6	9.3	21.5
Total Cost of revenue	2,154.4	2,300.7	2,223.7
Gross profit	1,396.8	1,409.8	1,443.9

Research and development	332.2	354.5	287.2
Selling, general and administrative	1,014.1	888.2	810.1
Gain on sale of inkjet-related technology and assets	–	–	(73.5)
Restructuring and related charges	75.0	17.9	10.9
Operating expense	1,421.3	1,260.6	1,034.7
Operating (loss) income	(24.5)	149.2	409.2

Interest expense (income), net	39.4	31.6	33.0
Other expense (income), net	3.8	4.2	4.5
Loss on extinguishment of debt	–	–	3.3
(Loss) earnings before income taxes	(67.7)	113.4	368.4

(Benefit) provision for income taxes	(27.3)	33.5	109.3
Net (loss) earnings	$(40.4)	$79.9	$259.1

Net (loss) earnings per share:
Basic	$(0.66)	$1.29	$4.11
Diluted	$(0.66)	$1.26	$4.04
Shares used in per share calculation:
Basic	61.6	62.0	63.0
Diluted	61.6	63.2	64.1
Cash dividends declared per common share	$1.44	$1.38	$1.20

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

For the years ended December 31, 2015, 2014, and 2013

(In Millions)

	2015	2014	2013
Net (loss) earnings	$(40.4)	$79.9	$259.1
Other comprehensive loss:
Foreign currency translation adjustment
(net of tax benefit (liability) of $7.6 in 2015, $4.7 in 2014, and
$3.5 in 2013)	(73.7)	(70.4)	(31.8)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)
(net of tax benefit (liability) of $0.3 in 2015, $0.1 in 2014, and
$(0.8) in 2013)	(0.5)	(0.2)	2.1
Net unrealized loss on OTTI* marketable securities
(net of tax (liability) benefit of $0.0 in 2014)	–	(0.1)	–
Net unrealized loss on marketable securities
(net of tax benefit (liability) of $0.0 in 2015, $(0.2) in 2014, and
$0.0 in 2013)	(0.1)	(0.8)	(1.1)
Unrealized (loss) gain on cash flow hedges
(net of tax benefit (liability) of $0.7 in 2015 and $(1.7) in 2014)	(6.0)	15.9	–
Forward starting interest rate swap designated as a cash flow hedge
(net of tax liability of $(0.5) in 2013)	–	–	0.9
Total other comprehensive loss	(80.3)	(55.6)	(29.9)
Comprehensive (loss) earnings	$(120.7)	$24.3	$229.2

*Other-than-temporary impairment (“OTTI”)

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of December 31, 2015 and 2014

(In Millions, Except Par Value)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$158.3	$309.3
Marketable securities	–	624.6
Trade receivables, net of allowances of $24.4 in 2015 and $22.2 in 2014	434.2	424.1
Inventories	231.9	253.0
Prepaid expenses and other current assets	204.9	218.7
Total current assets	1,029.3	1,829.7

Property, plant and equipment, net	740.2	786.1
Goodwill	1,325.1	603.4
Intangibles, net	532.5	264.3
Other assets	285.3	201.0
Total assets	$3,912.4	$3,684.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$501.7	$532.8
Accrued liabilities	669.8	672.3
Total current liabilities	1,171.5	1,205.1

Long-term debt, net of unamortized issuance costs	1,061.3	696.5
Other liabilities	561.6	492.3
Total liabilities	2,794.4	2,393.9

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 61.9 and 61.3 outstanding in 2015 and 2014, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	–	–
Capital in excess of par	1,025.9	955.7
Retained earnings	1,292.8	1,425.0
Treasury stock, net; at cost; 36.4 and 35.7 shares in 2015 and 2014, respectively	(1,036.7)	(1,006.4)
Accumulated other comprehensive loss	(165.0)	(84.7)
Total stockholders' equity	1,118.0	1,290.6
Total liabilities and stockholders' equity	$3,912.4	$3,684.5

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015, 2014 and 2013

(In Millions)

	2015	2014	2013
Cash flows from operating activities:
Net (loss) earnings	$(40.4)	$79.9	$259.1
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	302.9	259.4	249.6
Deferred taxes	(55.9)	(25.5)	40.5
Stock-based compensation expense	37.3	27.7	26.6
Pension and other postretirement expense (income)	1.1	76.4	(87.9)
Gain on sale of inkjet-related technology and assets	–	–	(75.3)
Other	1.3	2.0	1.7
Change in assets and liabilities, net of acquisitions and divestiture:
Trade receivables	29.9	60.6	78.3
Inventories	22.2	15.3	7.3
Accounts payable	(39.7)	55.7	(38.4)
Accrued liabilities	(30.3)	(44.6)	89.3
Other assets and liabilities	(107.5)	(54.7)	(46.0)
Pension and other postretirement contributions	(13.1)	(29.2)	(24.8)
Net cash flows provided by operating activities	107.8	423.0	480.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(112.6)	(136.3)	(167.4)
Purchases of marketable securities	(284.2)	(848.3)	(878.8)
Proceeds from sales of marketable securities	881.9	851.0	565.8
Proceeds from maturities of marketable securities	27.7	160.0	219.0
Purchase of businesses, net of cash acquired	(1,006.6)	(83.2)	(146.1)
Proceeds from sale of inkjet-related technology and assets, net of cash transferred	–	–	97.6
Other	(1.0)	0.8	0.5
Net cash flows used for investing activities	(494.8)	(56.0)	(309.4)

Cash flows from financing activities:
Repayment of assumed debt	(1.3)	(15.9)	–
Proceeds from long-term debt, net of issuance costs of $3.3 in 2013	418.0	–	396.7
Payments on long-term debt	(54.0)	–	(349.4)
Purchase of shares from noncontrolling interests	(4.6)	(154.9)	–
Payment of cash dividend	(88.6)	(85.3)	(75.3)
Purchase of treasury stock	(30.0)	(80.0)	(82.0)
Proceeds from employee stock plans	6.2	11.0	0.4
Other	0.9	1.4	1.9
Net cash flows provided by (used for) financing activities	246.6	(323.7)	(107.7)
Effect of exchange rate changes on cash	(10.6)	(7.2)	(2.1)
Net change in cash and cash equivalents	(151.0)	36.1	60.8
Cash and cash equivalents - beginning of year	309.3	273.2	212.4
Cash and cash equivalents - end of year	$158.3	$309.3	$273.2

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2015, 2014, and 2013

(In Millions)

						Accumulated
	Class A and B		Capital in			Other	Total
	Common Stock		Excess	Retained	Treasury	Comprehensive	Stockholders'
	Shares	Amount	of Par	Earnings	Stock	Loss	Equity
Balance at December 31, 2012	63.9	$1.0	$900.6	$1,252.2	$(844.4)	$0.8	$1,310.2
Comprehensive earnings (loss), net of taxes
Net earnings				259.1			259.1
Other comprehensive loss						(29.9)	(29.9)
Shares issued under deferred stock plan compensation	0.8	–					–
Shares issued upon exercise of options	–	–	0.4				0.4
Tax benefit (shortfall) related to stock plans			(14.7)				(14.7)
Stock-based compensation			26.7				26.7
Dividends declared on Class A common stock, $1.20 per share (1)			2.8	(78.1)			(75.3)
Treasury shares purchased	(2.7)				(82.0)		(82.0)
Balance at December 31, 2013	62.0	$1.0	$915.8	$1,433.2	$(926.4)	$(29.1)	$1,394.5
Comprehensive earnings (loss), net of taxes
Net earnings				79.9			79.9
Other comprehensive loss						(55.6)	(55.6)
Shares issued under deferred stock plan compensation	0.9	–					–
Deferred stock units granted under deferred compensation election			1.2				1.2
Shares issued upon exercise of options	0.3	–	11.0				11.0
Tax benefit (shortfall) related to stock plans			(2.7)				(2.7)
Stock-based compensation			27.6				27.6
Dividends declared on Class A common stock, $1.38 per share (2)			2.8	(88.1)			(85.3)
Treasury shares purchased	(1.9)				(80.0)		(80.0)
Balance at December 31, 2014	61.3	$1.0	$955.7	$1,425.0	$(1,006.4)	$(84.7)	$1,290.6
Comprehensive loss, net of taxes
Net loss				(40.4)			(40.4)
Other comprehensive loss						(80.3)	(80.3)
Shares issued under deferred stock plan compensation	1.0	–					–
Deferred stock units granted under deferred compensation election			1.0				1.0
Shares issued upon exercise of options	0.3	–	6.2				6.2
Tax benefit (shortfall) related to stock plans			3.5				3.5
Stock-based compensation			57.2				57.2
Purchase of shares from noncontrolling interest			(0.9)				(0.9)
Dividends declared on Class A common stock, $1.44 per share (3)			3.2	(91.8)			(88.6)
Treasury shares purchased	(0.7)				(30.3)		(30.3)
Balance at December 31, 2015	61.9	$1.0	$1,025.9	$1,292.8	$(1,036.7)	$(165.0)	$1,118.0

(1) Includes $75.3 million cash dividend paid in 2013 as well as $2.8 million dividend equivalent units granted

(2) Includes $85.3 million cash dividend paid in 2014 as well as $2.8 million dividend equivalent units granted

(3) Includes $88.6 million cash dividend paid in 2015 as well as $3.2 million dividend equivalent units granted

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Millions, Except Per Share Amounts)

1.            ORGANIZATION AND BUSINESS

Description of Business

Since its inception in 1991, Lexmark International, Inc. (“Lexmark” or the “Company”) has become a leading developer, manufacturer and supplier of printing, imaging, device management, managed print services (“MPS”), document workflow and, more recently, business process and content management solutions. The Company operates in the office printing and imaging, and enterprise content and business process management (“ECM and BPM”), document output management (“DOM”)/customer communications management (“CCM”), intelligent content capture and data extraction and enterprise search software markets. Lexmark’s products include laser printers and multifunction devices, dot matrix printers and the associated supplies/solutions/services, as well as ECM, BPM, DOM, intelligent data capture, search and web-based document imaging and workflow software solutions and services. The major customers for Lexmark’s products are large corporations, small and medium businesses, and the public sector. The Company’s products are principally sold through resellers, retailers and distributors in various countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean.

Basis of Presentation

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

The Company determined that these errors were not material to any of the Company’s prior annual and interim period consolidated financial statements and therefore, amendments of previously filed reports were not required. However, the Company determined that the impact of the corrections would be too significant to record during 2015. As such, the revision for the corrections is reflected in the financial information of the applicable prior periods in this Form 10-K filing and disclosure of the revised amount on other prior periods will be reflected in future filings containing the applicable period. There was no impact to cash flows from operations on the Consolidated Statements of Cash Flows for the years ending December 31, 2014 and 2013. Correction of the errors resulted in a cumulative correction to beginning retained earnings of $20.9 million of which $19.4 million was related to periods prior to 2012. Refer to Note 14 of the Notes to Consolidated Financial Statements for more information.

The impact of this revision for periods presented within this Annual Report on Form 10-K are shown in the tables below:

Consolidated Statements of Earnings

	December 31, 2014
	As Previously
	Reported	Adjustment	As Revised
Provision for income taxes	$34.3	$(0.8)	$33.5
Net earnings	$79.1	$0.8	$79.9

Net earnings per share:
Basic	$1.28	$0.01	$1.29
Diluted	$1.25	$0.01	$1.26

	December 31, 2013
	As Previously
	Reported	Adjustment	As Revised
Provision for income taxes	$106.6	$2.7	$109.3
Net earnings	$261.8	$(2.7)	$259.1

Net earnings per share:
Basic	$4.16	$(0.05)	$4.11
Diluted	$4.08	$(0.04)	$4.04

Consolidated Statements of Comprehensive Earnings

	December 31, 2014
	As Previously
	Reported	Adjustment	As Revised
Net earnings	$79.1	$0.8	$79.9
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustment	(71.2)	0.8	(70.4)
Total other comprehensive (loss) earnings, net of tax	(56.4)	0.8	(55.6)
Comprehensive earnings	$22.7	$1.6	$24.3

	December 31, 2013
	As Previously
	Reported	Adjustment	As Revised
Net earnings (loss)	$261.8	$(2.7)	$259.1
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustment	(32.0)	0.2	(31.8)
Total other comprehensive (loss) earnings, net of tax	(30.1)	0.2	(29.9)
Comprehensive earnings	$231.7	$(2.5)	$229.2

Consolidated Statement of Financial Position

	December 31, 2014
	As Previously	Tax Revision	Other
	Reported	Adjustments	Adjustments *	As Revised
ASSETS
Current assets:
Trade receivables	$421.6	$0.1	$2.4	$424.1
Prepaid expenses and other current assets	225.8	(7.1)	–	218.7
Total current assets	1,834.3	(7.0)	2.4	1,829.7

Goodwill	605.8	–	(2.4)	603.4
Other assets	142.6	61.6	(3.2)	201.0
Total assets	$3,633.1	$54.6	$(3.2)	$3,684.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued liabilities	$678.5	$(6.2)	$–	$672.3
Total current liabilities	1,211.3	(6.2)	–	1,205.1

Long-term debt	699.7	–	(3.2)	696.5
Other liabilities	458.8	33.5	–	492.3
Total liabilities	2,369.8	27.3	(3.2)	2,393.9

Stockholders' equity:
Capital in excess of par	956.2	(0.5)	–	955.7
Retained earnings	1,404.1	20.9	–	1,425.0
Accumulated other comprehensive loss	(91.6)	6.9	–	(84.7)
Total stockholders' equity	1,263.3	27.3	–	1,290.6
Total liabilities and stockholders' equity	$3,633.1	$54.6	$(3.2)	$3,684.5

*     Other Adjustments include second quarter 2015 measurement period adjustments applied retrospectively prior to the Company’s election to early adopt ASU 2015-16 and the impact of the Company’s retrospective application of ASU 2015-03 to present debt issuance costs as a direct reduction to the related debt obligation.

Refer to Note 2 of the Notes to Consolidated Financial Statements for more information on the Company’s election to early adopt ASU 2015-17 issued in November 2015 related to the balance sheet presentation of deferred income taxes. The Company elected to early adopt the guidance during 2015 on a prospective basis.

Refer to Note 2 of the Notes to Consolidated Financial Statements for information regarding the Company’s election to early adopt ASU 2015-07 issued in May 2015 that removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient.

Refer to Note 4 of the Notes to Consolidated Financial Statements for information regarding the second quarter 2015 measurement period adjustments applied retrospectively to the Consolidated Statements of Financial Position related to the acquisition of ReadSoft in the third quarter of 2014. Beginning in the third quarter of 2015, the Company elected to early adopt ASU 2015-16 issued in September 2015 to record measurement period adjustments in the period in which they are determined, rather than retrospectively.

Refer to Note 13 of the Notes to Consolidated Financial Statements for information regarding the Company’s election to early adopt ASU 2015-03 issued in April 2015 to simplify the presentation of debt issuance costs.

2.            SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are an integral part of its financial statements.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S.”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as disclosures regarding contingencies. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, stock-based compensation, goodwill, intangible assets, income taxes, warranty obligations, restructurings, pension and other postretirement benefits, contingencies and litigation, long-lived assets, and fair values that are based on unobservable inputs significant to the overall measurement. Lexmark bases its estimates on historical experience, market conditions, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Internal-Use Software Costs:

Lexmark capitalizes direct costs incurred during the application development and implementation stages for developing, purchasing, or otherwise acquiring software for internal use. These software costs are included in Property, plant and equipment, net, on the Consolidated Statements of Financial Position and are amortized over the estimated useful life of the software. All costs incurred during the preliminary project stage are expensed as incurred.

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

Goodwill and Intangible Assets:

Lexmark assesses its goodwill and indefinite-lived intangible assets for impairment annually as of December 31 or between annual tests if an event occurs or circumstances change that lead management to believe it is more likely than not that an impairment exists. Examples of such events or circumstances include a deterioration in general economic conditions, increased competitive environment, or a decline in overall financial performance of the Company. Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment (a “component”) if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Components are aggregated as a single reporting unit if they have similar economic characteristics. The Company’s operating segments are ISS and Enterprise Software; the Company’s reporting units and reportable segments are consistent with these operating segments. Goodwill is assigned to reporting units of the Company that are expected to benefit from the synergies of the related acquisition.

Although the qualitative assessment for goodwill impairment testing is available to Lexmark, the Company performed a quantitative test of impairment in 2015 and 2014. To estimate fair value for goodwill impairment testing, the Company generally considers both a discounted cash flow analysis, which requires judgments such as projected future earnings and weighted average cost of capital, as well as certain market-based measurements, including multiples developed from prices paid in observed market transactions of comparable companies. In estimating the fair value of its Enterprise Software reporting unit, the Company used an equally-weighted measure based on a discounted cash flow analysis and certain market-based measurements. In estimating the fair value of its ISS reporting unit, the Company used a discounted cash flow analysis.

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

Segment Data:

The Company is managed along two operating segments: Imaging Solutions and Services (“ISS”) and Enterprise Software. ISS offers a broad portfolio of monochrome and color laser printers and laser multifunction products as well as a wide range of supplies and services covering its printing products and technology solutions. Enterprise Software offers an integrated suite of ECM, BPM, DOM/CCM that includes case management, electronic signature, process analytics, information and application integration, intelligent content capture and data extraction, enterprise search software and medical imaging VNA software products and solutions.

Revenue Recognition:

General

Lexmark recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue as reported in the Company’s Consolidated Statements of Earnings is reported net of any taxes (e.g., sales, use, value added) assessed by a governmental entity that are directly imposed on a revenue-producing transaction between a seller and a customer.  Product revenue includes all hardware, parts, supplies and software license revenue.  Service revenue includes professional services performed under MPS arrangements and extended warranties, as well as software as a service, subscriptions, maintenance and support, and other software-related services.

The Company typically records revenue on a gross basis in those instances when revenue is derived from the sale of products or services provided by third-party vendors, such as the Company’s use of subcontractors or the sale of third-party software licenses.  The Company records revenue on a gross basis when it is the principal to the transaction and net of costs when it is acting as an agent between the customer and the vendor.  The Company considers several factors in determining whether it is acting as principal or agent such as whether the Company is the primary obligor to the customer, has control over the pricing, and has inventory and credit risks.

Printing Products and Services

Revenue from product sales, including sales to distributors and resellers, is recognized when title and risk of loss transfer to the customer, generally when the product is shipped to the customer provided all other revenue recognition criteria are met. Lexmark customers include distributors, resellers and end-users of Lexmark products. When other significant obligations or uncertainties remain after products are delivered, such as contractual requirements pertaining to customer acceptance, revenue is recognized only after such obligations are fulfilled or uncertainties resolved. At the time revenue is recognized, the Company provides for the estimated cost of post-sales support, principally product warranty, and reduces revenue for estimated product returns and customer programs and incentive offerings.

Lexmark records reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives at the later of the date of revenue recognition or the date the sales incentive is offered. Estimated reductions in revenue are based upon historical trends and other known factors at the time of sale. Lexmark also records estimated reductions to revenue for price protection, which it provides to substantially all of its distributors and reseller customers.

The Company records estimated reductions to revenue (and cost of revenue) at the time of sale related to its customer’s right to return product based upon historical trends of actual product returns as well as the Company’s assessment of its products in the channel.  Provisions for specific returns from large customers are also recorded as necessary.

Printing products may also be leased to the customer under certain arrangements.  Revenue from sales-type leases is recognized on the commencement date of the lease. Revenue from operating leases is recognized as earned over the lease term, which is generally on a straight-line basis.

Revenue from support or maintenance contracts, including extended warranty programs, is recognized ratably over the contractual period, which is generally one to three years, and the costs associated with the contracts are recognized as incurred.  Amounts invoiced to customers in excess of revenue recognized on support or maintenance contracts are recorded as deferred revenue until the appropriate revenue recognition criteria are met. For time and material contracts, revenue is recognized as the services are performed and costs are recognized as incurred.

Software Licenses and Services

Lexmark enters into software agreements with customers through the sale of licenses, software as a service and subscription services. The predominant model is a multiple element arrangement that includes a perpetual software license, professional services, and maintenance and support.  Provided that all other recognition criteria have been met, license revenue is recognized when the customer either takes possession of the software via a download, or has been provided with access codes that allow immediate possession of the software as the Company generally has vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements.  When products are sold through channel partners, risk of loss generally passes upon delivery and revenue is recognized at this time (sell-in model) provided all other recognition criteria have been met.

Software related services are not considered essential to the functionality of the software and are described in the contract such that the total price of the arrangement is expected to vary as a result of the inclusion or exclusion of these services and, thus, do not affect the timing of the software license recognition.  Revenue from professional services related to software is recognized as the services are performed for time and material contracts or on a proportional performance basis for fixed fee contracts. Proportional performance fixed fee contracts are not significant relative to the Company’s total revenue. Proportional performance is generally determined by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. The Company considers labor hours to be the most reliable available measure of progress on these projects, and any adjustments to estimates to complete are made in the periods in which facts resulting in a change become known.  Maintenance and support includes the right to receive unspecified upgrades or enhancements on a when-and-if-available basis and is typically billed up front, deferred and recognized ratably over the term of the support period which is generally twelve months. Costs related to professional services and maintenance and support are recognized as incurred.

Software as a service and subscription revenue are recognized ratably over the duration of the contract, which is generally one to five years.  The customer does not typically have the right to take possession of the software in hosted arrangements.

Revenue from royalties on sales of the Company’s software by original equipment manufacturers, where no other deliverables are included, is recognized in the period earned based on royalty reports from our original equipment manufacturer customers, and provided that all other revenue recognition criteria have been met.

Multiple Element Revenue Arrangements

General:

Lexmark enters into agreements with customers that contain multiple elements, such as the provisions of hardware, supplies, separately priced extended warranty and product maintenance services, and other professional services (such as installation, maintenance, and enhanced warranty services).  These arrangements may involve upfront purchase or lease of hardware products with services and supplies provided per contract terms or as needed. Lexmark also enters into agreements with customers that contain software deliverables which are discussed separately in the section to follow.

The guidance on multiple element arrangements requires that the arrangement consideration be allocated to each deliverable based on its relative selling price and recognized as revenue when the revenue recognition criteria for each deliverable has been met.  However, if a deliverable in a multiple element arrangement is subject to other authoritative guidance, such as leased equipment, software and related services, or separately priced maintenance services, that deliverable is separated from the arrangement and accounted for in accordance with such specific guidance.  This is generally done by allocating the arrangement consideration on a relative selling price basis to the lease deliverables, the software element group, and the individual deliverables not subject to other authoritative guidance based on the selling price hierarchy discussed below. Separately priced extended warranties are accounted for using the stated contractual price provided they represent a separate purchasing decision at a price that is reasonable in relation to the services being sold.

Under the guidance for multiple element arrangements, the arrangement is separated into more than one unit of accounting if both of the following criteria are met:

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

If these criteria are met, consideration is allocated at inception of the arrangement to all deliverables on the basis of the relative selling price. The Company has generally met these criteria in that all of the deliverables in its multiple deliverable arrangements have stand-alone value in that either the customer can resell that item or another vendor sells that item separately. In cases of deliverables with variable quantities, such as when the quantities delivered are based upon usage, the Company’s practice is to consider these a separate deliverable in the original arrangement instead of an optional purchase when the customer does not have the option but to purchase future quantities from the Company. The Company typically does not offer a general right of return in regards to its multiple deliverable arrangements.

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

Software:

For software deliverables, stand-alone selling price is determined using VSOE of fair value which is based on company specific stand-alone sales or renewal data. For these arrangements, the Company often uses the residual method to allocate arrangement consideration to the delivered software licenses as permitted under the software revenue recognition guidance when VSOE of fair value does not exist for all arrangement deliverables. VSOE of fair value for professional services is generally based on hourly rates charged in stand-alone transactions and VSOE of fair value for maintenance and support is based on renewal transactions. The Company uses a bell curve approach to demonstrate that both professional services and maintenance and support renewal transactions fall within a reasonably narrow range.

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

Advertising Costs:

The Company expenses advertising costs when incurred. Advertising expense was approximately $35.3 million, $31.6 million and $41.7 million in 2015, 2014 and 2013, respectively.

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

Mortality rates are based on the Society of Actuaries RP-2014 mortality tables with mortality improvements after 2007 removed and replaced with a mortality improvement scale based on the intermediate projection in the Social Security Administration’s 2014

Trustees Report. The Company considered the updated mortality improvements scale issued in 2015, but found the effect was not material.

The Company’s assumed long-term rate of return on plan assets is based on long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources. The Company also includes an additional return for active management, when appropriate, and deducts various expenses. The differences between actual and expected asset returns are recognized in net periodic benefit cost in the fourth quarter of each year and whenever a remeasurement is triggered.

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

Liability Classified

Cash-based long-term incentive awards based on the Company’s relative total shareholder return were granted in 2013, 2014 and 2015. The fair value of the awards is determined each period under a Monte Carlo simulation, which can result in greater variability in expense over the period earned. Refer to Note 6 of the Notes to Consolidated Financial Statements for more information regarding stock-based compensation.

Restructuring:

Lexmark records a liability for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred, except for liabilities for certain employee termination benefit charges that are accrued over time. Employee termination benefits associated with an exit or disposal activity are accrued when the obligation is probable and estimable as a postemployment benefit obligation when local statutory requirements stipulate minimum involuntary termination benefits or when a mutual understanding of termination benefits has been established through written policies or past practice. Specifically for termination benefits under a one-time benefit arrangement, the timing of recognition and related measurement of a liability depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. For employees who are not required to render service until they are terminated in order to receive the termination benefits or employees who will not provide service beyond the minimum retention period, the Company records a liability for the termination benefits at the communication date. If employees are required to render service until they are terminated in order to receive the termination benefits and will be retained to render service beyond the minimum retention period, the Company measures the liability for termination benefits at the communication date and recognizes the expense and liability ratably over the future service period. For contract termination costs, which primarily includes leases, Lexmark records a liability for costs to terminate a contract before the end of its term when the Company terminates the agreement in accordance with the contract terms or when the Company ceases using the rights conveyed by the contract. The Company records a liability for other costs associated with an exit or disposal activity in the period in which the liability is incurred.

Income Taxes:

The provision for income taxes is determined based on pre-tax income included in the Consolidated Statement of Earnings and current tax laws in the jurisdictions in which the Company operates. Deferred tax assets and liabilities are determined under the liability method based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities measured by enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company considers historical profitability, future market growth, future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies in determining the need for a deferred tax valuation allowance.

The evaluation of tax positions in accordance with the accounting guidance for uncertainty in income taxes is a two-step process. The first step is recognition, whereby the Company determines whether it is more likely than not, based solely on the technical merits of the position, that such position will be sustained upon examination, including resolution of any litigation. A tax position that meets the more likely than not recognition threshold is measured in the second step to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution. The Company recognizes interest and penalties on unrecognized tax benefits as part of its income tax provision.

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

Net (Loss) Earnings Per Share:

Basic net (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the reported period. The calculation of diluted net (loss) earnings per share is similar to basic, except that the weighted average number of shares outstanding includes the additional dilution from potential common stock such as stock options, restricted stock units, and dividend equivalents.

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

Recent Accounting Pronouncements:

Accounting Standards Updates Adopted During 2015

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt liability rather than as a deferred charge asset as required under current guidance. ASU 2015-03 also requires that the amortization of debt issuance costs be reported as interest expense. The amendments in ASU 2015-03 will be effective for the Company starting January 1, 2016 and must be applied on a retrospective basis. Early adoption is permitted. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). The purpose of ASU 2015-15 is to codify the SEC Staff Announcement at the June 18, 2015 meeting of the Emerging Issues Task Force in which the SEC observer stated that reporting entities may continue to present the cost of securing a revolving line of credit as a deferred charge asset, regardless of whether a balance is outstanding, and amortize such costs ratably over the term of the revolving debt arrangement. The Company elected to early adopt the new guidance regarding debt issuance costs in 2015. The financial statement effects of adoption are discussed in Note 13 of the Notes to Consolidated Financial Statements.

In May 2015, the FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 affects only the Company’s disclosures and requires retrospective application. The Company elected to early adopt this guidance during the period. Refer to the plan asset disclosures in Note 17 of the Notes to Consolidated Financial Statements for more information.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The amendments in ASU 2015-16 require that measurement period adjustments be recognized in the reporting period in which the amounts are determined rather than accounted for retrospectively as currently required if material. The Company elected to adopt this guidance to measurement period adjustments beginning in the third and fourth quarters of 2015 as permitted by ASU 2015-16. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The amendments in ASU 2015-17 require that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The Company elected to early adopt the guidance during 2015 and chose the prospective adoption method; therefore, balance sheet presentation as well as working capital in 2014 were not retrospectively restated, as permitted by ASU 2015-17, on a consistent basis. Refer to Note 14 of the Notes to Consolidated Financial Statements for more information regarding deferred income taxes.

Accounting Standards Updates Recently Issued But Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a new comprehensive standard for revenue recognition that is based on the core principle that revenue be recognized in a manner that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new standard, a good or service is transferred to the customer when (or as) the customer obtains control of the good or service, which differs from the risk and rewards approach under current guidance. The new standard provides guidance for transactions that were not previously addressed comprehensively, including service revenue and contract modifications, eliminates the software industry revenue recognition guidance, and requires enhanced disclosures about revenue.

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

The Company is in the process of evaluating a sample of its contracts with customers under the new standard and cannot currently estimate the financial statement impact of adoption. The Company hopes to have completed its initial assessment of whether a material impact is expected by the later part of 2016. A decision has not yet been made regarding the transition method the Company will use to adopt the new standard.

Areas of potential change for the Company include, but are not limited to:

  Units of accounting.

  Estimating and allocating variable consideration as well as changes in variable consideration and cumulative adjustments to revenue.

  Changes in allocation due to the removal of guidance for separately priced extended warranties, software, and contingent revenue limitation.

  Determining standalone selling price of software licenses.

  Decoupling revenue recognition from invoicing for some goods and services.

  Capitalization of certain contract costs, including sales commissions.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 require equity investments in unconsolidated entities that are not accounted for under the equity method to be measured at fair value and any changes in fair value to be recognized in net income each reporting period unless the equity investments do not have readily determinable fair values. Available-for-sale classification where changes in fair value are reported in other comprehensive income is no longer available for these securities. Equity investments without readily determinable fair values can be reported at cost, less impairment, plus or minus changes resulting from observable price changes if they qualify for the practicability exception. ASU 2016-01 also requires that the realizability of a deferred tax asset related to an available-for-sale debt security be assessed in combination with other deferred tax assets and makes other changes to existing presentation and disclosure requirements. The amendments in ASU 2016-01 will be effective for the Company starting January 1, 2018 and will require a cumulative-effect adjustment to beginning retained earnings with limited exceptions. The Company is currently evaluating this guidance but does not expect a material effect on its financial statements at this time given that the Company has primarily held debt securities in its investment portfolio rather than equity investments in unconsolidated entities. The Company liquidated its marketable securities investments during 2015 in order to help fund the acquisition of Kofax.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including the lease classification criteria and the lessor accounting model. The amendments in ASU 2016-02 will be effective for the Company on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest period presented in the financial statements. Early application is permitted. The Company is currently evaluating this guidance.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2015				December 31, 2014
		Based on				Based on
		Quoted				Quoted
		prices in	Other			prices in	Other
		active	observable	Unobservable		active	observable	Unobservable
		markets	inputs	inputs		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Cash equivalents (1)
Money market funds	$34.9	$–	$34.9	$–	$185.3	$–	$185.3	$–
Government and agency debt securities	–	–	–	–	6.9	–	6.9	–
Total cash equivalents	34.9	–	34.9	–	192.2	–	192.2	–

Available-for-sale marketable securities
Government and agency debt securities	–	–	–	–	274.1	219.9	54.2	–
Corporate debt securities	–	–	–	–	291.0	5.6	285.4	–
Asset-backed and mortgage-backed securities	–	–	–	–	59.5	–	58.1	1.4
Total available-for-sale marketable securities	–	–	–	–	624.6	225.5	397.7	1.4

Foreign currency derivatives (2)	22.7	–	22.7	–	28.3	–	28.3	–

Total	$57.6	$–	$57.6	$–	$845.1	$225.5	$618.2	$1.4

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (2)	$11.9	$–	$11.9	$–	$11.8	$–	$11.8	$–
Contingent consideration	1.0	–	–	1.0	–	–	–	–
Total	$12.9	$–	$11.9	$1.0	$11.8	$–	$11.8	$–

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

The Company liquidated its marketable securities portfolio entirely in 2015 in order to partially fund the acquisition of Kofax Limited (“Kofax”). Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on the acquisition of Kofax.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2015:

Available-for-sale marketable securities

Twelve Months Ended December 31, 2015	Total Level 3	AB and MB
	securities	securities
Balance, beginning of period	$1.4	$1.4
Realized and unrealized gains/(losses) included in earnings (1)	0.3	0.3
Unrealized gains/(losses) included in OCI - All other	(0.3)	(0.3)
Sales	(1.3)	(1.3)
Paydowns	(0.1)	(0.1)
Balance, end of period	$–	$–

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

Transfers

2015

There were no transfers between levels of the fair value hierarchy during 2015.

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

Derivatives

The Company employs a foreign currency and interest rate risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates, volatility assumptions and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. The Company believes there is minimal risk of nonperformance. At December 31, 2015 and 2014, all of the Company’s derivative instruments were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 18 of the Notes to Consolidated Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

The Company’s outstanding senior notes consist of $300 million of fixed rate senior unsecured notes issued in a public debt offering in May 2008 and due on June 1, 2018 (the “2018 senior notes”) and $400 million of fixed rate senior unsecured notes issued in a public debt offering completed in March 2013 and due on March 15, 2020 (the “2020 senior notes”).

The fair values shown in the table below are based on the prices at which the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the debt is not recorded on the Company’s Consolidated Statements of Financial Position and is therefore excluded from the fair value table above. This fair value measurement is classified as Level 2 within the fair value hierarchy. Carrying values shown in the table below are net of unamortized debt issuance costs.

	December 31, 2015			December 31, 2014
			Unamortized			Unamortized
			discount and			discount and
	Fair value	Carrying value	issuance costs	Fair value	Carrying value	issuance costs
2018 senior notes	$322.4	$299.2	$0.8	$334.0	$298.9	$1.1
2020 senior notes	413.2	398.1	1.9	422.6	397.6	2.4
Total	$735.6	$697.3	$2.7	$756.6	$696.5	$3.5

Refer to Note 13 of the Notes to Consolidated Financial Statements for additional information regarding the senior notes.

Contingent Consideration

Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on contingent consideration related to an earnout. The earnout is designated as a Level 3 measurement in the fair value hierarchy. Because the maximum amount payable under the earnout is immaterial to the financial position of the Company, additional disclosures regarding Level 3 measurements have been omitted.

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

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments. Since the borrowings under the revolving credit facility and the accounts receivable program utilize variable interest rate setting mechanisms such as one-month LIBOR, the fair value of these borrowings is deemed to approximate the carrying values. Refer to Note 13 of the Notes to Consolidated Financial Statements for more information on the accounts receivable and revolving credit facilities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during 2015 or 2014.

4.           BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

Beginning in the third quarter of 2015, the Company elected to record measurement period adjustments in the period in which they are determined, rather than retrospectively, as permitted under new accounting guidance issued in September 2015. Refer to Note 2 of the Notes to Consolidated Financial Statements for more information.

2015

Kofax Limited

On May 21, 2015 the Company completed its acquisition of Kofax pursuant to an Agreement and Plan of Merger dated March 24, 2015, whereby the Company acquired the issued and outstanding shares of Kofax for $11 per share for total cash consideration of approximately $1 billion. The Company funded the acquisition with its non-U.S. cash on hand and its existing credit facility programs. The initial accounting for the acquisition of Kofax is preliminary, primarily pending additional analysis of tax attributes and tax returns of Kofax.

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

	Kofax Options*	Lexmark Options*
Expected dividend yield	–	3.2%
Weighted average expected stock price volatility	22.5%	36.5%
Weighted average risk-free interest rate	1.4%	1.4%
Weighted average expected life of options (years)	4.5	4.5

*Weighting is based on the number of options outstanding as of the acquisition date.

The total consideration transferred includes payments for various Kofax share-based awards. Related to these awards, in the third quarter of 2015 the Company identified additional consideration transferred in the form of liabilities incurred to former shareholders of the acquired entity of $5.8 million.

Certain unvested Kofax LTIPs were accelerated as part of the acquisition; the acceleration was deemed to be for the benefit of Lexmark and constitutes a transaction recognized separately from the business combination. The portion of the payment for these awards related to service not yet completed was $2.6 million, which was excluded from consideration transferred and was recognized in Selling, general and administrative on the Company’s Consolidated Statements of Earnings for the year ended December 31, 2015.

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

	Estimated	Weighted-Average
	Fair Value	Useful Life (years)
Cash and cash equivalents	$41.6
Trade receivables	42.3
Inventories	1.1
Prepaid expenses and other current assets	16.0
Property, plant and equipment	6.9
Identifiable intangible assets:
Developed technology	178.5	5.0
Customer relationships	205.2	10.0
Trade names	12.7	4.0
Non-compete agreements	0.9	2.2
In-process technology (1)	1.5
Other long-term assets	4.4
Accounts payable	(7.5)
Deferred revenue	(39.6)
Accrued expenses and other current liabilities	(31.4)
Other long-term liabilities	(18.6)
Deferred tax liability, net (2)	(100.9)
Total identifiable net assets	313.1
Goodwill	724.8
Total purchase price	$1,037.9

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

The fair value of trade receivables approximated its carrying value of $42.3 million. The gross amount due from customers was $43.0 million, of which $0.7 million was preliminarily estimated to be uncollectible as of the acquisition date.

The Company assumed defined benefit pension plans covering certain Kofax employees in Switzerland and other countries outside of the U.S. The purchase price allocation reflects a liability of $5.5 million related to the underfunded status of the plans.

The goodwill resulting from the Kofax acquisition was assigned to the Company’s Enterprise Software (formerly Perceptive Software) segment, and represents future revenue and profit growth related to future product development and expansion of the customer base of the combined entity. Refer to Note 20 of the Notes to Consolidated Financial Statements for more information on the name of the segment. Of the goodwill resulting from the acquisition, $5.8 million is preliminarily expected to be deductible for income tax purposes.

The total estimated fair value of intangible assets acquired was $398.8 million, with a weighted-average useful life of 7.5 years. Developed technology assets and customer relationship assets related to bug fixes were valued using the multi-period excess earnings method under the income approach, which estimates the value of the intangible assets by calculating the present value of the incremental after-tax cash flows, or excess earnings, attributable solely to the assets over the estimated periods that they generate revenues. After-tax cash flows were calculated by applying cost, expense, income tax, and contributory asset charge assumptions. The remaining customer relationship assets were valued using the with or without method under the income approach, which estimates the value of the intangible asset by quantifying the lost profits under a hypothetical condition where the customer relationships no longer exist immediately following the acquisition and must be re-created. Trade name assets were valued using the relief from royalty method under the income approach, which estimates the value of the intangible asset by discounting to fair value the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the assets.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. The values in the table above include measurement period adjustments determined in 2015 that were based on information obtained subsequent to the acquisition related to conditions that existed at the acquisition date. Measurement period adjustments related to the Company’s acquisition of Kofax were recognized in the periods in which they were determined.

Measurement period adjustments determined in the third quarter of 2015 related to the acquisition of Kofax increased Cash and cash equivalents $0.5 million, decreased Trade receivables $0.1 million, decreased Prepaid expenses and other current assets $2.0 million, decreased Identifiable intangible assets $4.3 million, increased Accounts payable $0.1 million, decreased Accrued expenses and other current liabilities $15.3 million, decreased Deferred tax liability, net $2.3 million and decreased Goodwill $5.8 million.

Measurement period adjustments determined in the fourth quarter of 2015 related to the acquisition of Kofax decreased Prepaid expenses and other current assets $1.5 million, increased Accounts payable $0.1 million, decreased Accrued expenses and other current liabilities $6.8 million, decreased Deferred tax liability, net $15.6 million, increased Other long-term liabilities $9.9 million and decreased Goodwill $10.9 million.

The purchase of Kofax is included in Purchase of businesses, net of cash acquired in the Consolidated Statements of Cash Flows for the year ended December 31, 2015 in the amount of $976.3 million, which includes cash paid to Kofax shareholders of $1,014.7 million and $5.8 million paid to satisfy liabilities incurred on the acquisition date to former owners of Kofax, reduced by $2.6 million for the separately recognized transaction discussed above. Cash and cash equivalents acquired in the acquisition of Kofax were $41.6 million.

Lexmark acquisition-related costs of $18.4 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Statements of Earnings for the year ended December 31, 2015. Acquisition-related costs include finder’s fees, legal, advisory, valuation, accounting and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses. During the third quarter of 2015, the Company identified a transfer tax related to the Kofax acquisition of $3.0 million that was not recorded in the second quarter of 2015. The presentation of quarterly financial data in Note 22 of the Notes to Consolidated Financial Statements reflects the correction of this immaterial error.

The Company’s consolidated results of operations include the results of the acquired Kofax businesses from the acquisition date, including, revenue of $160.6 million and operating income (loss) of $(52.1) million for the year ended December 31, 2015.

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

The unaudited pro forma results include the amortization associated with an estimate for the acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as a reduction in revenue arising from fair value adjustments for deferred revenue. The unaudited pro forma provision for income taxes has also been adjusted for all periods, based upon the foregoing and following adjustments to historical results and using a 37.8% blended tax rate representing the combined U.S. federal and state statutory rates. Kofax’s historical results have been retrospectively adjusted for the change in accounting methodology for pension and other postretirement benefit plans adopted by Lexmark in the fourth quarter of 2013.

	Year Ended
	December 31
	2015	2014
Unaudited pro forma revenue	$3,656.5	$3,965.2
Unaudited pro forma earnings	$(50.5)	$(6.3)

Acquisition-related costs of $38.2 million incurred by Lexmark and Kofax, which were historically recorded in the year ended December 31, 2015 and which will not have an ongoing effect on the results of the combined entity were reflected in unaudited pro forma earnings for the year ended December 31, 2014, as if the acquisition had been completed on January 1, 2014. Unaudited pro forma earnings for the year ended December 31, 2015 do not reflect acquisition-related costs of $38.2 million that were historically recognized by Lexmark and Kofax in this period. Additionally, unaudited pro forma earnings for the year ended December 31, 2014 reflect $0.1 million of acquisition-related costs that were historically recognized in that period. Unaudited pro forma earnings for the year ended December 31, 2014 reflect $8.7 million of acquisition-related compensation expenses, including the aforementioned $2.6 million expense related to the accelerated vesting of certain Kofax LTIP awards, that were incurred in the year ended December 31, 2015 and which will not have an ongoing effect on the results of the combined entity; unaudited pro forma earnings for the year ended December 31, 2015 do not reflect these expenses.

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

The purchase of Claron is included in Purchase of businesses, net of cash acquired in the Consolidated Statements of Cash Flows for the year ended December 31, 2015 in the amount of $30.3 million.

In the third quarter of 2015 the Company determined and recognized measurement period adjustments that increased both net liabilities and goodwill $0.2 million. The measurement period adjustments were recognized in the third quarter of 2015 and were based on information obtained subsequent to the acquisition related to trade receivables conditions that existed at the acquisition date.

Because the current levels of revenue and net earnings for Claron are not material to the Company’s Consolidated Statements of Earnings, supplemental pro forma and actual revenue and net earnings disclosures have been omitted.

2014

ReadSoft AB

In the second quarter of 2014, the Company commenced a public cash tender offer for all of the outstanding shares of ReadSoft AB (“ReadSoft”). ReadSoft is a leading global provider of software solutions that automate business processes, both on premise and in the cloud. Its software captures, classifies, sorts and routes both hard copy and digital business documents, provides approval workflows, and automatically extracts and verifies relevant data before depositing it into a customer’s systems of record. With the addition of ReadSoft, Enterprise Software will grow its software offering with additional document process automation capabilities and expand its footprint in Europe.

Concurrent with the public tender offer, the Company also obtained shares in ReadSoft through multiple share purchase transactions with specific shareholders in July 2014 and August 2014. On August 19, 2014, the Company purchased the ReadSoft founders’ share holdings at a price of 57.00 Swedish kronor (SEK) per share. As a result of the purchases of the founders’ shares and the previous purchases in the third quarter of 2014, the Company held a total of 1.2 million Class A shares and 9.7 million Class B shares in ReadSoft as of August 19, 2014, representing 35.4 percent of ReadSoft’s total outstanding shares and 52.2 percent of the votes in aggregate. Accordingly, August 19, 2014 is the acquisition date of ReadSoft under business combination accounting guidance.

The following table summarizes the values of assets acquired and liabilities assumed as of the acquisition date of August 19, 2014 for ReadSoft. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date:

	Estimated Fair Value	Weighted-Average Useful Life (years)
Cash and cash equivalents	$10.8
Trade receivables	31.1
Inventories	0.1
Prepaid expenses and other current assets	9.7
Property, plant and equipment	3.5
Identifiable intangible assets:
Developed technology	52.5	5.0
In-process technology (1)	1.2
Customer relationships	31.2	10.0
Trade names and trademarks	8.2	4.0
Non-compete agreements	0.1	1.0
Other long-term assets	2.3
Accounts payable	(2.1)
Short-term borrowings	(4.3)
Current portion of long-term debt	(1.3)
Loans payable to employees	(10.6)
Deferred revenue	(17.5)
Accrued expenses and other current liabilities	(18.0)
Deferred tax liability, net (2)	(20.3)
Other long-term liabilities	(2.8)
Total identifiable net assets	73.8
Goodwill	180.4
Total net assets	$254.2

Consideration transferred on acquisition date	$58.1
Fair value of equity interest held before acquisition date	32.0
Fair value of noncontrolling interest	164.1
Total consideration transferred and noncontrolling interest	$254.2

(1) Amortization commenced upon completion of related projects.

(2) Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

The values above include measurement period adjustments determined subsequent to the acquisition that were due to trade receivables, income taxes and other conditions that existed at the acquisition date.

Measurement period adjustments determined in the second quarter of 2015 increased the acquisition date balance of Trade receivables $2.6 million, with a corresponding decrease to Goodwill. The December 31, 2014 balances of Trade receivables and Goodwill on the Consolidated Statements of Financial Position were increased $2.4 million and decreased $2.4 million, respectively, to include the effect of the measurement period adjustments determined in the second quarter of 2015. The difference between the change to the acquisition date balances and the change to the December 31, 2014 balances is due to foreign currency translation.

Measurement period adjustments determined and recognized in the third quarter of 2015 decreased Trade receivables $1.2 million, decreased Accrued expenses and other current liabilities $3.3 million, increased Other long-term liabilities $1.7 million, increased Deferred tax liability, net $4.1 million and increased Goodwill $3.7 million.

The fair value of trade receivables approximates its carrying value of $31.1 million. The gross amount due from customers is $34.3 million, of which $3.2 million was estimated to be uncollectible as of the date of acquisition.

The goodwill resulting from the ReadSoft acquisition was assigned to the Company’s Enterprise Software segment. The goodwill recognized includes projected future revenue and profit growth, as well as an expanded international presence for Enterprise Software and certain synergies specific to the combined entity. None of the goodwill acquired is expected to be deductible for income tax purposes. The total estimated fair value of intangible assets acquired was $93.2 million, with a weighted-average useful life of 6.6 years.

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

Acquisition-related costs of $6.5 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Statements of Earnings for the year ended December 31, 2014. Acquisition-related costs include finder’s fees, legal, advisory, valuation, accounting and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

Payments for the shares acquired subsequent to the acquisition date were $4.6 million and $154.9 million for the years ended December 31, 2015 and 2014, respectively, and are included in Purchase of shares from noncontrolling interests on the Consolidated Statements of Cash Flows. In 2015 the Company obtained pre-title to all remaining shares of ReadSoft and accordingly derecognized the noncontrolling interest, which had been included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

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

2013

During the year ended December 31, 2013, the Company completed the following acquisitions:

Total purchase price,
net of cash acquired
Saperion AG	$65.7
PACSGEAR, Inc.	52.3
AccessVia, Inc. and Twistage, Inc.	28.1
Total	$146.1

Acquisition-related costs of $1.7 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Statements of Earnings for the year ended December 31, 2013. Acquisition-related costs include finder’s fees, legal, advisory, valuation, accounting and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

The purchases of companies acquired in 2013 are included in Purchase of businesses, net of cash acquired on the Consolidated Statements of Cash Flows for the year ended December 31, 2013 in the amount of $146.1 million.

Divestiture

In 2013, the Company and Funai Electric Co., Ltd. (“Funai”) entered into a Master Inkjet Sale Agreement of the Company’s inkjet-related technology and assets to Funai. Included in the sale were one of the Company’s subsidiaries, certain intellectual property and other assets of the Company. The Company must also provide certain transition services to Funai and will continue to sell supplies for its current inkjet installed base. The sale closed in the second quarter of 2013.

The Company recognized a gain of $73.5 million upon the sale recorded in Gain on sale of inkjet-related technology and assets on the Consolidated Statements of Earnings for the year ended December 31, 2013. The gain consisted of total cash consideration of $100.9 million, offset partially by the carrying value of the disposal group of $19.3 million and $8.1 million of expenses incurred during 2013 to effect the sale. Of the $100.9 million of cash proceeds received, or $98.6 million net of the $2.3 million cash balance held by the subsidiary included in the sale, $97.6 million was presented in investing activities for the sale of the business and $1.0 million was included in operating activities for transition services on the Consolidated Statements of Cash Flows for the year ended December 31, 2013.

5.           RESTRUCTURING CHARGES

2016 Restructuring Actions

General

On February 23, 2016, the Company announced restructuring actions (the “2016 Restructuring Actions”) designed to increase profitability and operational efficiency primarily in its ISS segment. These restructuring actions are expected to focus on optimizing the Company’s ISS structure, primarily as a result of the continued strong U.S. dollar, and are also aligned with the previously announced strategic alternatives process.

The 2016 Restructuring Actions are expected to impact about 550 positions worldwide over the next 12-month period with a portion of the positions being shifted to low-cost countries. The 2016 Restructuring Actions will result in total pre-tax charges of approximately $47 million, with approximately $40 million accrued as of December 31, 2015, with the remainder to be incurred in

2016. The Company expects the total cash costs of the 2016 Restructuring Actions to be approximately $41 million, of which $40 million has been accrued as of December 31, 2015, with the remainder to be incurred in 2016.

The Company expects to incur total charges related to the 2016 Restructuring Actions of approximately $47 million in ISS.

Impact to 2015 Financial Results

For the year ended December 31, 2015, charges for the 2016 Restructuring Actions were recorded in the Company’s Consolidated Statements of Earnings as follows:

	Restructuring	Impact on
	and related	Operating
	charges	Income
Employee termination benefit charges	$40.4	$40.4

For the year ended December 31, 2015, the Company incurred restructuring charges in connection with the 2016 Restructuring Actions in the Company’s segments as follows:

2015
ISS	$40.4

For the year ended December 31, 2015, the Company incurred employee termination benefit charges, which include severance, medical and other benefits. Charges for the 2016 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2016 Restructuring Actions. The total restructuring liability as of December 31, 2015 is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

Employee
Termination
Benefits
Balance at January 1, 2015	$–
Costs incurred	40.4
Reversals (1)	–
Total restructuring charges, net	40.4
Payments & Other (2)	–
Balance at December 31, 2015	$40.4

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

2015 Restructuring Actions

General

On July 21, 2015, the Company announced restructuring actions (the “2015 Restructuring Actions”) designed to increase profitability and operational efficiency. These Company-wide restructuring actions are broad-based but primarily capture the anticipated cost and expense synergies from the Kofax and ReadSoft acquisitions. Additionally, as the strong U.S. dollar continues to negatively impact the Company’s earnings, restructuring actions were taken to reduce cost and expense structure in the ISS segment and corporate organization. Primary Company-wide impacts are general and administrative, marketing and development positions, as well as the consolidation of regional facilities.

The 2015 Restructuring Actions are expected to impact about 500 positions worldwide over the next 12-month period with approximately one-third of the positions being shifted to low-cost countries. The 2015 Restructuring Actions will result in total pre-tax charges of approximately $42 million, with approximately $35 million incurred to date and approximately $7 million remaining to be incurred in 2016. The Company expects the total cash costs of the 2015 Restructuring Actions to be approximately $42 million, with $35 million accrued to date and approximately $7 million remaining to be incurred in 2016.

The Company expects to incur total charges related to the 2015 Restructuring Actions of approximately $13 million in ISS, $8 million in All other, and $21 million in Enterprise Software.

Impact to 2015 Financial Results

For the year ended December 31, 2015, charges for the 2015 Restructuring Actions were recorded in the Company’s Consolidated Statements of Earnings as follows:

	Selling, general	Restructuring	Impact on
	and	and related	Operating
	administrative	charges	Income
Accelerated depreciation charges	$0.4	$–	$0.4
Employee termination benefit charges	–	34.9	34.9
Contract termination and lease charges	–	0.1	0.1
Total restructuring charges	$0.4	$35.0	$35.4

For the year ended December 31, 2015, the Company incurred restructuring charges in connection with the 2015 Restructuring Actions in the Company’s segments as follows:

2015
ISS	$11.4
Enterprise Software	20.9
All Other	3.1
Total charges	$35.4

For the year ended December 31, 2015, the Company incurred employee termination benefit charges, which include severance, medical and other benefits.  Accelerated depreciation charges for the 2015 Restructuring Actions and all of the other restructuring actions were determined to be in accordance with FASB guidance on accounting for the impairment of disposal of long-lived assets.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2015 Restructuring Actions.

		Contract
	Employee	Termination
	Termination	& Lease
	Benefits	Charges	Total
Balance at January 1, 2015	$–	$–	$–
Costs incurred	34.9	0.1	35.0
Reversals (1)	–	–	–
Total restructuring charges, net	34.9	0.1	35.0
Payments & Other (2)	(6.8)	(0.1)	(6.9)
Balance at December 31, 2015	$28.1	$–	$28.1

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

Summary of Other Restructuring Actions

General

As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher usage business platforms, the Company announced various restructuring actions (“Other Restructuring Actions”) over the past several years. The Other Restructuring Actions primarily include exiting the development and manufacturing of the Company’s remaining inkjet hardware, with reductions primarily in the areas of inkjet-related manufacturing, research and development, supply chain, marketing and sales as well as other support functions. The Other Restructuring Actions are considered substantially completed and any remaining charges to be incurred from these actions are expected to be immaterial.

Impact to 2015, 2014 and 2013 Financial Results

For the year ended December 31, 2015, charges (reversals) for the Company’s Other Restructuring Actions were recorded in the Consolidated Statements of Earnings as follows:

				Restructuring
			Selling, general,	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
	related costs	Gross profit	administrative	(reversals)	Income
Accelerated depreciation charges	$0.4	$0.4	$1.0	$–	$1.4
Excess components and other inventory-related charges	1.2	1.2	–	–	1.2
Employee termination benefit charges	–	–	–	0.1	0.1
Contract termination and lease charges (reversals)	–	–	–	(0.5)	(0.5)
Total restructuring charges (reversals)	$1.6	$1.6	$1.0	$(0.4)	$2.2

For the year ended December 31, 2014, charges for the Company’s Other Restructuring Actions were recorded in the Consolidated Statements of Earnings as follows:

			Selling,	Restructuring	Impact on
	Restructuring-	Impact on	general and	and related	Operating
	related costs	Gross profit	administrative	charges	Income
Accelerated depreciation charges	$1.7	$1.7	$2.3	$–	$4.0
Excess components and other inventory-related charges	7.6	7.6	–	–	7.6
Employee termination benefit charges	–	–	–	14.2	14.2
Contract termination and lease charges	–	–	–	3.7	3.7
Total restructuring charges	$9.3	$9.3	$2.3	$17.9	$29.5

For the year ended December 31, 2013, charges (reversals) for the Company’s Other Restructuring Actions were recorded in the Consolidated Statements of Earnings as follows:

				Restructuring
			Selling,	and related	Impact on
	Restructuring-	Impact on	general and	charges	Operating
	related costs	Gross profit	administrative	(reversals)	Income
Accelerated depreciation charges	$5.6	$5.6	$5.5	$–	$11.1
Impairment of long-lived assets held for sale	15.8	15.8	–	–	15.8
Employee termination benefit charges	–	–	–	11.1	11.1
Contract termination and lease charges (reversals)	–	–	–	(0.2)	(0.2)
Total restructuring charges	$21.4	$21.4	$5.5	$10.9	$37.8

For the years ended December 31, 2015, 2014, and 2013, the Company incurred restructuring charges in connection with the Other Restructuring Actions in the Company’s segments as follows:

	2015	2014	2013
ISS	$1.4	$15.0	$25.2
All other	0.6	3.5	7.9
Enterprise Software	0.2	11.0	4.7
Total charges	$2.2	$29.5	$37.8

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions.

		Contract
	Employee	Termination
	Termination	& Lease
	Benefits	Charges	Total
Balance at January 1, 2013	$20.6	$1.0	$21.6
Costs incurred	16.4	–	16.4
Reversals (1)	(5.3)	(0.2)	(5.5)
Total restructuring charges, net	11.1	(0.2)	10.9
Payments & Other (2)	(20.4)	(0.7)	(21.1)
Balance at December 31, 2013	11.3	0.1	11.4
Costs incurred	15.5	3.8	19.3
Reversals (1)	(1.3)	(0.1)	(1.4)
Total restructuring charges, net	14.2	3.7	17.9
Payments & Other (2)	(14.7)	(1.2)	(15.9)
Balance at December 31, 2014	10.8	2.6	13.4
Costs incurred	1.9	–	1.9
Reversals (1)	(1.7)	(0.3)	(2.0)
Total restructuring charges, net	0.2	(0.3)	(0.1)
Payments & Other (2)	(11.0)	(1.4)	(12.4)
Balance at December 31, 2015	$–	$0.9	$0.9

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

6.           STOCK-BASED COMPENSATION

Lexmark has various stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of December 31, 2015, awards under the programs consisted of stock options, RSUs, and DSUs, as well as DEUs. The Company currently issues the majority of shares related to its stock incentive plans from the Company’s authorized and unissued shares of Class A Common Stock. Approximately 60.0 million shares of Class A Common Stock have been authorized for these stock incentive plans. The Company also grants cash-based long-term incentive awards based on the Company’s relative total shareholder return.

For the years ended December 31, 2015, 2014 and 2013, the Company incurred pre-tax stock-based compensation expense of $38.4 million, $30.5 million and $28.3 million, respectively, in the Consolidated Statements of Earnings. For the years ended December 31, 2015, 2014 and 2013, $1.1 million, $2.6 million and $1.7 million, respectively, was recognized for the cash-based long-term incentive awards and is included in pre-tax stock-based compensation expense.

The following table presents a breakout of the stock-based compensation expense recognized for the years ended December 31:

	2015	2014	2013
Cost of revenue	$1.7	$1.8	$2.3
Research and development	3.3	5.5	3.6
Selling, general and administrative	33.4	23.2	22.4
Stock-based compensation expense before income taxes	38.4	30.5	28.3
Income tax benefit	(12.7)	(11.5)	(10.6)
Stock-based compensation expense after income taxes	$25.7	$19.0	$17.7

Stock Options

Generally, stock options expire ten years from the date of grant. In 2015 the Company converted a total of 1.2 million outstanding Kofax stock options into 0.3 million options to purchase Lexmark stock. Kofax options converted during 2015 vest in approximately equal annual installments over a three to four year period based upon continued employment. No stock options were granted during 2014 or 2013.

For the year ended December 31, 2015, the weighted average fair value of options converted were $24.49. The fair value of the option awards on the conversion date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2015	2014	2013
Expected dividend yield	3.2%	n/a	n/a
Expected stock price volatility	36.5%	n/a	n/a
Weighted average risk-free interest rate	1.4%	n/a	n/a
Weighted average expected life of options (years)	4.5	n/a	n/a

A summary of the status of the Company’s stock-based compensation plans as of December 31, 2015 and the change during the year is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
	(In Millions)	(Per Share)	(Years)	(In Millions)
Outstanding at December 31, 2014	1.8	$54.63	2.0	$12.3
Converted	0.3	24.49
Exercised	(0.3)	21.88
Forfeited or canceled	(0.8)	82.71
Outstanding at December 31, 2015	1.0	34.48	2.7	5.7
Vested and expected to vest at December 31, 2015	1.0	35.62	2.6	4.8
Exercisable at December 31, 2015	0.9	$35.25	2.1	$5.1

For the year ended December 31, 2015, the total intrinsic value of options exercised was $6.3 million. For the year ended December 31, 2014, the total intrinsic value of options exercised was $3.9 million. For the year ended December 31, 2013, the total intrinsic value of options exercised was $0.1 million. As of December 31, 2015, the Company had $1.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that will be recognized over the weighted average period of 3.4 years.

Restricted Stock and Deferred Stock Units

Lexmark has granted RSUs with various vesting periods and generally these awards vest based upon continued service with the Company or continued service on the Board of Directors. As of December 31, 2015, the Company has issued DSUs to certain members of management who elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, committee retainer and/or chair retainer into such units. These DSUs are 100% vested when issued. The Company has also issued supplemental DSUs to certain members of management upon the election to defer all or a portion of an annual bonus into DSUs. These supplemental DSUs vest at the end of five years based upon continued employment with the Company. The cost of the RSUs and supplemental DSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

During 2015, a certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 23,950 RSUs to 191,600 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was return on invested capital compared to the S&P Mid-Cap Technology Index. The performance period for the awards is 3 years ending on December 31, 2017. The expense for these awards is being accrued at target level. A certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 24,050 RSUs to 96,200 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was services and software revenue. The performance period for the awards is 1 year ending on December 31, 2015. The expense for these awards was recognized at maximum achievement level.

During 2014, a certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 19,325 RSUs to 154,600 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was return on invested capital compared to the S&P Mid-Cap Technology Index. The performance period for the awards is 3 years ending on December 31, 2016. The expense for these awards is being accrued at target level.

During 2013, a certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 30,225 RSUs to 241,800 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was return on invested capital compared to the S&P 500 Technology Index. The performance period for the award is 3 years and ended on December 31, 2015. The expense for these awards is recognized at target level.

A summary of the status of the Company’s RSU and DSU grants as of December 31, 2015 and the changes during the year is presented below:

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining	Aggregate
	Units	Fair Value	Contractual Life	Intrinsic Value
	(In Millions)	(Per Share)	(Years)	(In Millions)
RSUs and DSUs at December 31, 2014	2.6	$32.81	1.4	$108.5
Granted	2.4	42.52
Vested	(1.0)	35.26
Forfeited or canceled	(0.3)	37.90
RSUs and DSUs at December 31, 2015	3.7	$39.22	1.4	$120.6

For the year ended December 31, 2015, the total fair value of RSUs and DSUs that vested was $41.5 million. As of December 31, 2015, the Company had $18.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs and DSUs that will be recognized over the weighted average period of 1.6 years.

7.          MARKETABLE SECURITIES

The Company liquidated its marketable securities portfolio entirely in the second quarter of 2015 in order to partially fund the acquisition of Kofax. Refer to Note 4 for more information on the acquisition of Kofax.

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

	2014
	Amortized	Estimated Fair
	Cost	Value
Due in less than one year	$109.0	$109.0
Due in one to five years	510.9	510.7
Due after five years	11.5	11.8
Total available-for-sale marketable securities	$631.4	$631.5

For the years ended December 31, 2015, 2014, and 2013, the Company recognized $1.7 million, $2.9 million, and $1.3 million, respectively, in net gains on its marketable securities, included in Other expense (income), net on the Consolidated Statements of Earnings. The amount in 2014 includes a gain of $1.3 million on the Company’s previously held investment in shares of ReadSoft, which were purchased in 2014 and marked to fair value on the acquisition date. Refer to Note 4 of the Notes to Consolidated Financial Statements for information. Other amounts recognized in all periods represent realized gains due to sales and maturities. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit-related OTTI on debt securities be recognized in earnings while noncredit-related OTTI of debt securities not expected to be sold be recognized in other comprehensive income. For the years ended December 31, 2015, 2014, and 2013, the Company incurred no OTTI on its debt securities. Amounts related to credit losses for which a portion of total OTTI was recognized in other comprehensive income were immaterial for disclosure in 2015 and 2014.

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

As of December 31, 2014, none of the Company’s marketable securities for which OTTI has been incurred were in an unrealized loss position.

8.           TRADE RECEIVABLES

The Company’s trade receivables are reported in the Consolidated Statements of Financial Position net of allowances for doubtful accounts and product returns. Trade receivables consisted of the following at December 31:

	2015	2014
Gross trade receivables	$458.6	$446.3
Allowances	(24.4)	(22.2)
Trade receivables, net	$434.2	$424.1

Refer to Note 4 of the Notes to Consolidated Financial Statements for information regarding measurement period adjustments in the second quarter of 2015 applied retrospectively to Trade receivables in the Consolidated Statements of Financial Position related to the acquisition of ReadSoft in the third quarter of 2014.

Refer to Note 13 of the Notes to Consolidated Financial Statements for a discussion of the Company’s outstanding borrowings under the trade receivables facility and the related accounts receivable pledged as collateral. Expenses incurred under the trade receivables facility are included in Interest expense (income), net on the Consolidated Statements of Earnings and totaled $1.1 million, $0.6 million, and $0.5 million in 2015, 2014, and 2013, respectively.

9.           INVENTORIES

Inventories consist of the following at December 31:

	2015	2014
Raw materials	$28.3	$29.8
Work in process	32.7	31.4
Finished goods	170.9	191.8
Inventories	$231.9	$253.0

10.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Useful Lives (Years)	2015	2014
Land and improvements	20	$33.1	$35.4
Buildings and improvements	10-35	528.7	552.3
Machinery and equipment	2-10	529.6	610.2
Information systems	3	95.4	129.2
Internal-use software	3-5	518.0	484.8
Leased products	2-7	150.8	147.3
Furniture and other	7	46.6	62.5
		1,902.2	2,021.7
Accumulated depreciation		(1,162.0)	(1,235.6)
Property, plant and equipment, net		$740.2	$786.1

Depreciation expense was $170.5 million, $184.5 million and $189.3 million in 2015, 2014 and 2013, respectively.

Leased products refers to hardware leased by Lexmark to certain customers as part of the Company’s ISS operations. The cost of the hardware is amortized over the life of the contracts, which have been classified as operating leases based on the terms of the arrangements. The accumulated depreciation related to the Company’s leased products was $94.7 million and $88.9 million at December 31, 2015 and 2014, respectively.

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Statements of Financial Position. Amortization expense related to internal-use software is included in the depreciation expense values shown above and was $65.6 million, $80.7 million and $80.8 million in 2015, 2014 and 2013, respectively. The net carrying amounts of internal-use software at December 31, 2015 and 2014 were $139.1 million and $164.2 million, respectively. The following table summarizes the estimated future amortization expense for internal-use software currently being amortized.

Fiscal year:
2016	$47.3
2017	36.2
2018	24.9
2019	12.8
2020	3.5
Thereafter	–
Total	$124.7

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

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during 2015 and 2014.

		Enterprise
	ISS	Software	Total
Balance at January 1, 2014	$20.8	$433.9	$454.7
Goodwill acquired during the period	–	178.3	178.3
Foreign currency translation	(2.0)	(27.6)	(29.6)
Balance at December 31, 2014	$18.8	$584.6	$603.4
Goodwill acquired during the period	–	743.2	743.2
Foreign currency translation	(2.3)	(19.2)	(21.5)
Balance at December 31, 2015	$16.5	$1,308.6	$1,325.1

Beginning in the third quarter of 2015, the Company elected to record measurement period adjustments in the period in which they are determined, rather than retrospectively, as permitted under new accounting guidance issued in September 2015; refer to Note 2 of the Notes to Consolidated Financial Statements for more information. Refer to Note 4 of the Notes to Consolidated Financial Statements for information on goodwill resulting from business combinations and related measurement period adjustments. The Company does not have any accumulated impairment charges as of December 31, 2015.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	December 31, 2015			December 31, 2014
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets subject to amortization:
Customer relationships	$338.2	$(81.8)	$256.4	$141.3	$(51.7)	$89.6
Non-compete agreements	4.1	(3.2)	0.9	2.8	(2.6)	0.2
Technology and patents	478.9	(219.5)	259.4	291.5	(151.7)	139.8
Trade names and trademarks	61.9	(46.6)	15.3	50.0	(16.9)	33.1
Total	883.1	(351.1)	532.0	485.6	(222.9)	262.7

Intangible assets not subject to amortization:
In-process technology	0.5	–	0.5	1.6	–	1.6
Total	0.5	–	0.5	1.6	–	1.6

Total identifiable intangible assets	$883.6	$(351.1)	$532.5	$487.2	$(222.9)	$264.3

Intangible assets acquired in a transaction accounted for as a business combination are initially recognized at fair value. Intangible assets acquired in a transaction accounted for as an asset acquisition are initially recognized at cost. Of the $883.6 million gross carrying amount at December 31, 2015, $861.7 million were acquired in transactions accounted for as business combinations, $1.1 million consisted of negotiated non-compete agreements recognized separately from a business combination and $20.8 million were acquired in transactions accounted for as asset acquisitions.

The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 4 of the Notes to Consolidated Financial Statements. Amortization expense related to intangible assets was $131.0 million, $75.5 million, and $59.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2016	$118.9
2017	103.1
2018	90.1
2019	75.8
2020	41.4
Thereafter	102.7
Total	$532.0

In-process technology refers to research and development efforts that were in process on the date the Company acquired Saperion AG. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite lived asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process technology assets upon completion of the projects.

The Company reevaluated the indefinite useful life assumption for its Perceptive Software trade name asset in 2013 as required under the accounting guidance for indefinite-lived intangible assets. The asset, which was originally valued at $32.3 million, was deemed to no longer have an indefinite useful life following changes in management’s expected use of the name as evidenced by the centralization of the Company’s marketing organization across ISS and Perceptive Software during the fourth quarter of 2013. Accordingly, the Company commenced amortization over the asset’s estimated useful life. In April 2015 the Company announced a strategic rebranding action, which involved changing the name of the Company’s Perceptive Software segment to Lexmark Enterprise Software. As a result of this change the Company accelerated amortization of the Perceptive Software trade name asset, resulting in an additional $18.8 million being recognized in Selling, general and administrative on the Company’s Consolidated Statements of Earnings for year ended December 31, 2015. The asset was fully amortized by the end of 2015. The Company will continue to use the Perceptive Software trade name in some of its software product names. Refer to Note 20 of the Notes to Consolidated Financial Statements for more information on the rebranding. The Company’s expected use of its acquired trade names and trademarks could change in future periods as the Company considers alternatives for going to market with its acquired software and solutions products.

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

12.          ACCRUED LIABILITIES AND OTHER LIABILITIES

Accrued liabilities, in the current liabilities section of the Consolidated Statements of Financial Position, consisted of the following at December 31:

	2015	2014
Deferred revenue	$273.7	$208.8
Compensation	105.3	133.4
Copyright fees	0.2	56.3
Qualified restructuring	69.4	13.5
Other	221.2	260.3
Accrued liabilities	$669.8	$672.3

The $2.5 million decrease in Accrued liabilities was primarily due to the reversal of accrued copyright fee levies of $23.5 million in the second quarter of 2015 based on the anticipated settlement of the litigation and the related settlement payment of $23.3 million (refer to Note 19 of the Notes to Consolidated Financial Statements for additional information). Additional significant decreases of $20.8 million in other accrued liabilities were driven by tax related accruals, mainly related to the Company’s early adoption of ASU 2015-17 (Balance Sheet Classification of Deferred Taxes). Refer to Note 14 of the Notes to Consolidated Financial Statements for additional information. These decreases were partially offset by an increase in deferred revenue of $64.9 million, due partially to the purchase of Kofax (refer to Note 4 of the Notes to Consolidated Financial Statements for additional information) and the organic growth in deferred revenue related to software and service contracts.

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty liability:
	2015	2014
Balance at January 1	$22.4	$30.5
Accruals for warranties issued	48.9	58.3
Accruals related to pre-existing warranties (including
changes in estimates)	4.7	2.8
Settlements made (in cash or in kind)	(56.3)	(69.2)
Balance at December 31	$19.7	$22.4

Deferred service revenue:
	2015	2014
Balance at January 1	$180.3	$179.9
Revenue deferred for new extended warranty contracts	79.9	93.8
Revenue recognized	(89.1)	(93.4)
Balance at December 31	$171.1	$180.3
Current portion	72.7	77.5
Non-current portion	98.4	102.8
Balance at December 31	$171.1	$180.3

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

Other liabilities, in the noncurrent liabilities section of the Consolidated Statements of Financial Position, consisted of the following at December 31:

	2015	2014
Pension and other postretirement benefits	$186.7	$196.5
Deferred revenue	150.9	140.3
Other	224.0	155.5
Other liabilities	$561.6	$492.3

The $69.3 million increase in Other liabilities was driven by an increase in long-term tax liabilities of $73.7 million, mainly driven by deferred taxes on acquired intangible assets of Kofax and reclassification from Accrued liabilities due to the Company’s early adoption of ASU 2015-17 (Balance Sheet Classification of Deferred Taxes) (refer to Note 2 of the Notes to Consolidated Financial Statements for additional information). The increase of $10.6 million in long-term deferred revenue was due partially to the purchase of Kofax and organic growth in deferred revenue related to software and service contracts. These increases were partially offset by a $9.8 million decrease in pension and other postretirement benefits liability. This decrease was mainly driven by increases in discount rate assumptions, normal monthly accruals of pension income, plan contributions and currency movements, partially offset by losses on plan assets and acquisition of Kofax. Refer to Note 17 of the Notes to Consolidated Financial Statements for more information related to pension and other postretirement plans. Refer to Note 4 of the Notes to Consolidated Financial Statements for additional information regarding the acquisition of Kofax.

13.           DEBT

The carrying value of the Company’s outstanding long-term debt, net of unamortized issuance costs consists of the following:

	2015	2014
Trade receivables facility	$76.0	$–
Revolving credit facility	288.0	–
Senior notes, due 2018	299.8	299.7
Senior notes, due 2020	400.0	400.0
Less: Unamortized issuance costs	(2.5)	(3.2)
Total long-term debt, net of unamortized issuance costs	$1,061.3	$696.5

As stated in Note 1, the Company elected to early adopt ASU 2015-03 issued in April 2015 to simplify the presentation of debt issuance costs. This change in accounting principle was implemented retrospectively as of December 31, 2014. Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the contractual term of the underlying indebtedness. The Company has reclassified debt issuance costs as a direct reduction to the related debt obligation on the Consolidated Statements of Financial Position as of December 31, 2014.

In addition to the information in the table above, the Company borrowed and repaid $418 million and $54 million, respectively, during 2015 related to the Kofax acquisition, which is presented gross on the Consolidated Statements of Cash Flows. The Company presents borrowings and repayments of less than 90 days on a net basis on the Consolidated Statements of Cash Flows and such amounts were $466 million and $466 million, respectively, for the year ended December 31, 2015, $430 million and $430 million, respectively, for the year ended December 31, 2014 and $20 million and $20 million, respectively, for the year ended December 31, 2013.

Trade Receivables Facility

In the U.S., the Company, Lexmark Enterprise Software, LLC (“LESL”) and Kofax, Inc. transfer a majority of their receivables to a wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly-owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price. At December 31, 2015, the Company had total accounts receivable pledged as collateral of $114.6 million held by LRC which were included in Trade receivables in the Company’s Consolidated Statements of Financial Position.

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

On October 20, 2015, the trade receivables facility was amended to correspond to the changes made to the credit facility, discussed below, on October 19, 2015.

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

Revolving Credit Facility

Effective February 5, 2014, Lexmark amended its current $350 million 5-year senior, unsecured, multicurrency revolving credit facility, entered into on January 18, 2012, by increasing its size to $500 million. In addition, the maturity date of the amended credit facility was extended to February 5, 2019. The outstanding balance of the revolving credit facility was $288.0 million as of December 31, 2015. There was no balance outstanding under the revolving credit facility as of December 31, 2014.

This facility provides for the availability of swingline loans and multicurrency letters of credit. Under certain circumstances and subject to certain conditions, the aggregate amount available under the facility may be increased to a maximum of $650 million. Interest on swingline borrowings under the facility is determined based on the offered rate at the time of the loan. Interest on ABR and Eurocurrency borrowings are based on the Adjusted Base Rate and Adjusted LIBO Rate, respectively, plus in each case a margin that is adjusted on the basis of a combination of the Company’s consolidated leverage ratio and the Company’s index debt rating. The commitment fee was 0.25% as of December 31, 2015.

The amended revolving credit facility contains customary affirmative and negative covenants and also contains certain financial covenants, including those relating to a minimum interest coverage ratio of not less than 3.0 to 1.0 and a maximum leverage ratio of not more than 3.0 to 1.0 as defined in the agreement. The amended credit facility also limits, among other things, the Company’s indebtedness, liens and fundamental changes to its structure and business. The Company was in compliance with all covenants and other requirements set forth in the facility agreement at December 31, 2015.

On October 19, 2015, the revolving credit facility was further amended to reduce the impact of certain cash restructuring charges incurred by the Company and certain fees and expenses incurred by the Company in connection with permitted acquisitions.

Senior Notes

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The 2020 senior notes will rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2015, the outstanding balance of senior note debt was $697.3 million (net of unamortized issuance costs of $2.5 million and unamortized discount of $0.2 million). At December 31, 2014, the outstanding balance was $696.5 million (net of unamortized issuance costs of $3.2 million and unamortized discount of $0.3 million).

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

Other

During the second quarter of 2015, the Company entered into an agreement for an uncommitted revolving credit facility. Under the agreement, the Company may borrow up to a total of $100 million. There were no outstanding borrowings under the uncommitted revolving credit facility at December 31, 2015.

Total cash paid for interest on the debt facilities amounted to $45.0 million, $42.0 million, and $39.1 million in 2015, 2014 and 2013, respectively. The cash paid for interest amount of $39.1 million for 2013 does not include the premium paid upon repayment of the Company’s 2013 senior notes of $3.2 million and the write-off of related debt issuance costs of $0.1 million.

The components of Interest expense (income), net in the Consolidated Statements of Earnings are as follows:

	2015	2014	2013
Interest (income)	$(7.1)	$(10.9)	$(11.0)
Interest expense	46.5	42.5	44.0
Total	$39.4	$31.6	$33.0

The Company had no capitalized interest costs in 2015, 2014 and 2013.

14.           INCOME TAXES

As stated in Note 1, in conjunction with the remediation efforts to resolve the material weakness disclosed in the Company’s 2014 Form 10-K, the Company identified errors related to the income tax provision and related to current tax, deferred tax and unrecognized tax benefits accounts that impacted the Company’s previously issued interim and annual consolidated financial statements. Specifically, identified errors related to deferred taxes associated with outside basis differences and other temporary differences of certain foreign subsidiaries and U.S. deferred taxes related to deferred revenue and other temporary differences. Additional errors related to the recognition and measurement of U.S. and foreign unrecognized tax benefits and correlative offsets in current taxes. The impact of this revision for periods presented are reflected in the disclosure that follows.

Provision for Income Taxes

The Provision for income taxes consisted of the following:

	2015	2014	2013
Current:
Federal	$0.4	$22.2	$28.8
Non-US	26.2	16.3	27.0
State and local	(1.8)	6.4	10.7
Total current	24.8	44.9	66.5
Deferred:
Federal	(33.1)	(1.9)	30.4
Non-US	(14.1)	(11.4)	14.1
State and local	(4.9)	1.9	(1.7)
Total deferred	(52.1)	(11.4)	42.8
Provision for income taxes	$(27.3)	$33.5	$109.3

Earnings before income taxes were as follows:

	2015	2014	2013
U.S.	$(65.0)	$77.8	$210.4
Non-U.S.	(2.7)	35.6	158.0
Earnings before income taxes	$(67.7)	$113.4	$368.4

The Company realized an income tax benefit from the exercise of certain stock options and/or vesting of certain RSUs and DSUs in 2015, 2014, and 2013 of $16.7 million, $13.5 million and $7.0 million, respectively. This benefit resulted in a decrease in current income taxes payable.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the Company’s effective tax rate was as follows:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$(23.7)	35.0%	$39.7	35.0%	$128.9	35.0%
State and local income taxes, net of federal tax benefit	(4.5)	6.6	5.1	4.5	9.3	2.5
Taxes on foreign earnings	4.8	(7.1)	(13.3)	(11.8)	(16.5)	(4.5)
Foreign statutory impairment	(2.0)	2.9	(2.4)	(2.0)	–	–
Research and development credit	(5.9)	8.7	(6.9)	(6.0)	(12.2)	(3.3)
Valuation allowance	0.3	(0.4)	4.3	3.8	(0.7)	(0.2)
Adjustments to previously accrued taxes	0.6	(0.9)	6.6	5.8	(9.1)	(2.5)
Uncertain tax positions	(0.4)	0.6	(4.2)	(3.7)	7.8	2.1
Prepaid tax amortization	2.2	(3.2)	2.3	2.0	1.7	0.5
Other	1.3	(1.9)	2.3	2.0	0.1	–
(Benefit) provision for income taxes	$(27.3)	40.3%	$33.5	29.6%	$109.3	29.6%

The effective income tax rate was 40.3% for the year ended December 31, 2015. The 10.7 percentage point increase of the effective tax rate from 2014 to 2015 was due to the following factors: current year losses being recognized in higher tax jurisdictions in 2015, primarily the US; the increased relative impact of the research and development credit on the 2015 rate versus 2014, statutory impairments of foreign subsidiaries deductible for tax purposes, and taxes on foreign earnings primarily as a result of year over year differences in pre-tax income on a jurisdiction by jurisdiction basis (most notably Switzerland and Sweden).

The effective income tax rate was 29.6% for the year ended December 31, 2014. The changes in the composition of the effective tax rate from 2013 to 2014 was due primarily to statutory impairments of foreign subsidiaries deductible for tax purposes, increases in valuation allowances, changes in previously accrued taxes, decreases in uncertain tax positions, and taxes on foreign earnings primarily as a result of year over year differences in pre-tax income on a jurisdiction by jurisdiction basis (most notably Switzerland).

For each year presented, the reconciling item for adjustments to previously accrued taxes represents adjustments to US and foreign income tax expense amounts recorded in prior years and recognized differences in taxes accrued based on filed returns. The prepaid tax amortization reconciling item represents amortization of tax expense related to intercompany transactions.

Deferred income tax assets and (liabilities)

Significant components of deferred income tax assets and (liabilities) at December 31 were as follows:

	2015	2014
Deferred tax assets:
Tax loss carryforwards	$34.2	$31.4
Credit carryforwards	19.4	6.5
Inventories	11.2	11.5
Restructuring	17.0	3.0
Pension and postretirement benefits	65.8	63.6
Warranty	4.0	5.0
Equity compensation	26.7	20.4
Other compensation	8.2	12.7
Foreign exchange	0.6	–
Deferred revenue	23.3	28.9
Other	31.6	23.3
Deferred tax liabilities:
Property, plant and equipment	(25.7)	(34.0)
Intangible assets	(157.5)	(77.7)
Foreign exchange	–	(0.2)
	58.8	94.4
Valuation allowances *	(18.7)	(8.5)
Net deferred tax assets	$40.1	$85.9

* Approximately $9.6 million of the increase over prior year is primarily due to the acquisition of Kofax. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information.

The breakdown between current and long-term deferred tax assets and deferred tax liabilities as of December 31 is as follows:

	2015	2014
Current Deferred Tax Assets and Liabilities:
Current Deferred Tax Asset	$–	$49.6
Current Deferred Tax Liability	–	(24.6)
Net Current Deferred Tax Asset	–	25.0

Long-Term Deferred Tax Assets and Liabilities:
Long-Term Deferred Tax Asset	161.9	96.3
Long-Term Deferred Tax Liability	(121.8)	(35.4)
Net Long-Term Deferred Tax Asset	40.1	60.9

Total Current and Long-Term Net Deferred Tax Asset Balance at December 31	$40.1	$85.9

The current deferred tax assets and current deferred tax liabilities are included in Prepaid expenses and other current assets and Accrued Liabilities respectively, on the Consolidated Statements of Financial Position. The long-term deferred tax assets and long-term deferred tax liabilities are included in Other assets and Other liabilities, respectively, on the Consolidated Statements of Financial Position. The Company elected during 2015 to early adopt new guidance requiring that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The guidance was adopted on a prospective basis and, therefore, balance sheet presentation of deferred taxes is not consistent with the prior year. Refer to Note 2 of the Notes to Consolidated Financial Statements for additional information.

The Company has federal, state and foreign net operating loss carryforwards of $22.3 million, $22.7 million and $134.2 million, respectively. The federal net operating loss carryforwards will expire in the years 2025 to 2035. The state net operating loss carryforwards expire in the years 2016 to 2034. The foreign net operating loss carryforwards include $86.6 million with no expiration date. The remainder of the foreign net operating loss carryforwards will expire in the years 2016 to 2024.

The Company has federal, state and foreign tax credit carryforwards of $8.2 million, $17.3 million and $1.3 million, respectively. The federal tax credit carryforward will expire in the years 2025 to 2035. The state credit carryforward is $8.2 million, net of federal benefit and associated valuation allowances. $4.6 million of this amount has no expiration period. The remaining state tax credit amount of $3.6 million carryforward will begin to expire, if not utilized, between 2023 and 2030.

Deferred income taxes have not been provided for the undistributed earnings of foreign subsidiaries because such earnings are indefinitely reinvested. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $2,651.0 million as of December 31, 2015. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits as well as any additional local withholding tax that may arise from the distribution of these earnings. In addition, because such earnings have been indefinitely reinvested in our foreign operations, repatriation would require liquidation of those investments or a recapitalization of our foreign subsidiaries, the impact and effects of which are not readily determinable.  The Company does not plan to initiate any action that would precipitate the payment of income taxes.

Tax Positions

The amount of unrecognized tax benefits at December 31, 2015, was $63.9 million, of which $53.8 million would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2014, was $77.2 million of which $45.5 million would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2013, was $67.7 million, all of which would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision. As of December 31, 2015, 2014 and 2013, the Company had accrued interest and penalties of $8.7 million, $5.9 million and $2.9 million, respectively. The Company recognized in its statements of earnings a net benefit (expense) for interest and penalties of $1.2 million, $2.0 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. Accordingly, within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $0.5 million to $13.0 million.

Several tax years are subject to examination by major tax jurisdictions. The IRS commenced an examination of the Company’s US income tax returns for 2012 and 2013 in the fourth quarter of 2015; however, the IRS has not yet proposed any adjustments. The Company’s US income tax returns prior to 2012 are no longer subject to IRS examination. In Switzerland, tax years 2011 and after are subject to examination. In most of the other countries where the Company files income tax returns, 2009 is the earliest tax year that is subject to examination. The Company believes that adequate amounts have been provided for any adjustments that may result from those examinations.

A reconciliation of the total beginning and ending gross amounts of unrecognized tax benefits, included in Accrued liabilities and Other liabilities on the Consolidated Statements of Financial Position, is as follows:

	2015	2014	2013
Balance at January 1	$77.2	$67.7	$55.1
Increases / (decreases) in unrecognized tax benefits as a result of tax
positions taken during a prior period	(32.1)	(3.3)	3.2
Increases / (decreases) in unrecognized tax benefits as a result of tax
positions taken during the current period	11.8	14.1	17.0
Increases / (decreases) in unrecognized tax benefits relating to
settlements with taxing authorities	(0.1)	(0.5)	(2.0)
Reductions to unrecognized tax benefits as a result of a lapse of the
applicable statute of limitations	(1.1)	(1.9)	(5.6)
Increases / (decreases) in unrecognized tax benefits as a result
of acquisitions	10.5	1.1	–
Increases / (decreases) in unrecognized tax benefits as a result
of cumulative translation adjustments / remeasurement	(2.3)	–	–
Balance at December 31	$63.9	$77.2	$67.7

Other

Cash paid for income taxes was $51.8 million, $50.8 million and $60.8 million in 2015, 2014, and 2013, respectively.

15.           STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

The following section summarizes significant changes in Stockholders’ Equity for the year ended December 31, 2015.

Common Stock

The Class A Common Stock is voting and exchangeable for Class B Common Stock in very limited circumstances. The Class B Common Stock is non-voting and is convertible, subject to certain limitations, into Class A Common Stock.

At December 31, 2015, there were 801.7 million shares of authorized, unissued Class A Common Stock. Of this amount, approximately 12.0 million shares of Class A Common Stock have been reserved under employee stock incentive plans and nonemployee director plans. There were also 1.8 million shares of unissued and unreserved Class B Common Stock at December 31, 2015. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

Capital in Excess of Par

For the year ended December 31, 2015, Capital in excess of par increased $70.2 million. The increase was primarily driven by $41.5 million recognized for share-based compensation awards and $20.0 million recognized for the fair value of Lexmark replacement stock options and RSUs related to pre-combination services resulting from the Company’s acquisition of Kofax. Refer to Note 4 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s acquisition of Kofax.

Retained Earnings

The decrease in Retained earnings for the year ended December 31, 2015 was driven by the Company’s net loss and the following dividend activity:

			Lexmark International, Inc.
			Class A Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 19, 2015	March 02, 2015	March 13, 2015	$0.36	$22.1
April 21, 2015	May 29, 2015	June 12, 2015	0.36	22.0
July 23, 2015	August 28, 2015	September 11, 2015	0.36	22.2
October 22, 2015	November 27, 2015	December 11, 2015	0.36	22.3
Total Dividends			$1.44	$88.6

The payment of the cash dividends also resulted in the issuance of additional dividend equivalent units to holders of restricted stock units. Diluted weighted-average Lexmark Class A share amounts presented reflect this issuance. All cash dividends and dividend equivalent units are accounted for as reductions of Retained earnings.

Treasury Stock

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of December 31, 2015, there was approximately $59 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2015, the Company repurchased approximately 0.7 million shares at a cost of approximately $30 million. In addition to the accelerated share repurchase (“ASR”) cost for fiscal year 2015, the Company withheld $0.3 million of restricted shares to satisfy the minimum amount of its income tax withholding requirements related to certain officer’s vested RSUs. The fair value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 9,939 shares of the Company’s Common Stock during the year ended December 31, 2015. The shares have been classified as treasury stock on the Consolidated Statements of Financial Position. The Company currently expects to satisfy share-based awards with registered shares available to be issued. During 2014, the Company repurchased approximately 1.9 million shares at a cost of approximately $80 million. As of December 31, 2015, since the inception of the program in April 1996, the Company had repurchased approximately 112.9 million shares of its Class A Common Stock for an aggregate cost of approximately $4.79 billion. As of December 31, 2015, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at December 31, 2015, were 36.4 million. The retired shares resumed the status of authorized but unissued shares of Class A Common Stock.

Accelerated Share Repurchase Agreements

The Company executed one ASR agreement with financial institution counterparties in 2015, resulting in a total of 0.7 million shares repurchased at a cost of $30 million. The impact of this ASR is included in the share repurchase totals provided in the preceding paragraphs. There were no outstanding ASR Agreements as of December 31, 2015.

Under the terms of the ASR agreement, the Company paid an agreed upon amount targeting a certain number of shares based on the closing price of the Company's Class A Common Stock on the date of each agreement. The Company took delivery of 85% of the shares in the initial transaction and the remaining 15% holdback provision payment was held back until final settlement of each contract occurred. The final number of shares to be delivered by the counterparty under the ASR Agreement was dependent on the average of the daily volume weighted-average price of the Company's Class A Common Stock over the agreement's trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty in the final settlement. The Company controlled its election to either deliver additional shares or cash to the counterparty.

The ASR agreement discussed in the preceding paragraph was accounted for as an initial treasury stock transaction and a forward contract. The initial repurchase of shares resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreements. The forward contract (settlement provision) was considered indexed to the Company's own stock and was classified as an equity instrument under accounting guidance applicable to contracts in an entity's own equity.

Accumulated Other Comprehensive Earnings (Loss)

The following tables provide the tax benefit or expense attributed to each component of Other comprehensive (loss) earnings:

	Year Ended December 31, 2015
	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(73.7)	$7.6	$(81.3)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.5)	0.3	(0.8)
Net unrealized (loss) gain on marketable securities	(0.1)	–	(0.1)
Unrealized (loss) on cash flow hedges	(6.0)	0.7	(6.7)
Total other comprehensive (loss) earnings	$(80.3)	$8.6	$(88.9)

	Year Ended December 31, 2014
	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(70.4)	$4.7	$(75.1)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.2)	0.1	(0.3)
Net unrealized (loss) gain on OTTI marketable securities	(0.1)	–	(0.1)
Net unrealized (loss) gain on marketable securities	(0.8)	(0.2)	(0.6)
Unrealized gain on cash flow hedges	15.9	(1.7)	17.6
Total other comprehensive (loss) earnings	$(55.6)	$2.9	$(58.5)

	Year Ended December 31, 2013
	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax
Components of other comprehensive earnings (loss):
Foreign currency translation adjustment	$(31.8)	$3.5	$(35.3)
Recognition of pension and other postretirement benefit plans prior service credit	2.1	(0.8)	2.9
Net unrealized gain (loss) on marketable securities	(1.1)	–	(1.1)
Forward starting interest rate swap designated as a cash flow hedge	0.9	(0.5)	1.4
Total other comprehensive earnings (loss)	$(29.9)	$2.2	$(32.1)

The change in Accumulated other comprehensive (loss) earnings, net of tax, consists of the following:

		Recognition of	Net			Forward-Starting
		Pension and	Unrealized	Net		Interest Rate	Accumulated
	Foreign	Other	Gain (Loss) on	Unrealized	Unrealized	Swap	Other
	Currency	Postretirement	Marketable	Gain (Loss) on	Gain on	Designated as a	Comprehensive
	Translation	Benefit Plans	Securities –	Marketable	Cash Flow	Cash Flow	(Loss)
	Adjustment	Prior Service Credit	OTTI	Securities	Hedges	Hedge	Earnings
Balance at December 31, 2012	$0.3	$(0.7)	$0.1	$2.0	–	$(0.9)	$0.8
Other comprehensive income before reclassifications	(21.1)	2.1	0.1	(0.1)	–	0.9	(18.1)
Amounts reclassified from accumulated other comprehensive income	(10.7)	–	(0.1)	(1.0)	–	–	(11.8)
Net 2013 other comprehensive (loss) earnings	(31.8)	2.1	–	(1.1)	–	0.9	(29.9)
Balance at December 31, 2013	(31.5)	1.4	0.1	0.9	–	–	(29.1)
Other comprehensive income before reclassifications	(70.4)	0.2	0.1	1.7	15.9	–	(52.5)
Amounts reclassified from accumulated other comprehensive income	–	(0.4)	(0.2)	(2.5)	–	–	(3.1)
Net 2014 other comprehensive earnings (loss)	(70.4)	(0.2)	(0.1)	(0.8)	15.9	–	(55.6)
Balance at December 31, 2014	(101.9)	1.2	–	0.1	15.9	–	(84.7)
Other comprehensive income before reclassifications	(73.7)	–	–	1.4	61.1	–	(11.2)
Amounts reclassified from accumulated other comprehensive income	–	(0.5)	–	(1.5)	(67.1)	–	(69.1)
Net 2015 other comprehensive (loss) earnings	(73.7)	(0.5)	–	(0.1)	(6.0)	–	(80.3)
Balance at December 31, 2015	$(175.6)	$0.7	$–	$–	9.9	$–	$(165.0)

Changes in the Company's foreign currency translation adjustments were due to a number of factors as the Company operates in various currencies throughout the world. The primary drivers of the unfavorable change in 2015 were decreases in the exchange rate values of approximately 33% in the Brazilian real, 14% in the Mexican peso, 10% in the Euro, 8% in the Swedish krona and 5% in the British pound. The primary drivers of the unfavorable change in 2014 were decreases in the exchange rate values of approximately 11% in the Brazilian real, 12% in the Mexican peso, 12% in the Euro and 18% in the Swedish krona. The primary drivers of the unfavorable change in 2013 were decreases in the exchange rate values of approximately 8% in the Philippine peso, 13% in the Brazilian real and 19% in the South African rand. The exchange rates referenced above are calculated as U.S. dollar per unit of foreign currency.

For the year ended December 31, 2015, the following table provides details of amounts reclassified from Accumulated other comprehensive earnings (loss):

Amount Reclassified
from Accumulated
Other
Details about Accumulated Other	Comprehensive	Affected Line Item
Comprehensive Earnings Components	(Loss) Earnings	in the Statements of Earnings
Pension and other postretirement benefits
Amortization of prior service credit	$0.7	Note 17. Employee Pension and Postretirement Plans
	(0.2)	Tax benefit (liability)
	$0.5	Net of tax

Unrealized gains and (losses) on marketable securities
Non-OTTI	$1.7	Other expense (income), net
	(0.2)	Tax benefit (liability)
	$1.5	Net of tax

Unrealized gain on cash flow hedges
	$73.7	Revenue
	0.9	Other expense (income), net
	(7.5)	Tax (liability) benefit
	$67.1	Net of tax

Total reclassifications for the period	$69.1	Net of tax

For the year ended December 31, 2014, the following table provides details of amounts reclassified from Accumulated other comprehensive earnings (loss):

	Amount Reclassified
	from Accumulated
	Other
Details about Accumulated Other	Comprehensive	Affected Line Item
Comprehensive Earnings Components	(Loss) Earnings	in the Statements of Earnings
Pension and other postretirement benefits
Amortization of prior service credit	$0.7	Note 17. Employee Pension and Postretirement Plans
	(0.3)	Tax benefit (liability)
	$0.4	Net of tax

Unrealized gains and (losses) on marketable securities
Non-OTTI	$2.8	Other expense (income), net
OTTI	0.2	Other expense (income), net
	(0.3)	Tax benefit (liability)
	$2.7	Net of tax

Total reclassifications for the period	$3.1	Net of tax

For the year ended December 31, 2013, the following table provides details of amounts reclassified from Accumulated other comprehensive earnings (loss):

	Amount Reclassified
	from Accumulated
	Other
Details about Accumulated Other	Comprehensive	Affected Line Item
Comprehensive Earnings Components	(Loss) Earnings	in the Statements of Earnings
Foreign currency translation adjustment
Foreign exchange gain recognized upon sale of a foreign entity	$10.7	Gain on sale of inkjet-related technology and assets

Pension and other postretirement benefits
Amortization of prior service credit	$0.7	Note 17. Employee Pension and Postretirement Plans
Pension-related losses recognized upon sale of a subsidiary	(0.4)	Gain on sale of inkjet-related technology and assets
	$(0.3)	Tax benefit (liability)
	$–	Net of tax

Unrealized gains and (losses) on
marketable securities
Non-OTTI	$1.2	Other expense (income), net
OTTI	0.1	Other expense (income), net
	(0.2)	Tax benefit (liability)
	$1.1	Net of tax

Total reclassifications for the period	$11.8	Net of tax

16.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the years ended December 31:

	2015	2014	2013
Numerator:
Net (loss) earnings	$(40.4)	$79.9	$259.1
Denominator:
Weighted average shares used to compute basic EPS	61.6	62.0	63.0
Effect of dilutive securities -
Employee stock plans	–	1.2	1.1
Weighted average shares used to compute diluted EPS	61.6	63.2	64.1

Basic net EPS	$(0.66)	$1.29	$4.11
Diluted net EPS	$(0.66)	$1.26	$4.04

Outstanding stock based compensation awards were not considered in the diluted EPS calculation due to the Company’s net loss in 2015.  Restricted stock units (“RSUs”), stock options, and dividend equivalent units totaling an additional 0.9 million and 2.4 million shares of Class A Common Stock in 2014, and 2013, respectively, were outstanding but were not included in the computation of diluted net EPS because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of December 31, 2015, there were approximately 0.2 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

The Company executed one accelerated share repurchase agreement with financial institution counterparties in 2015, resulting in a total of 0.7 million shares repurchased at a cost of $30 million during the year. The ASR had a favorable impact to basic and diluted EPS in 2015.

In addition to the 0.9 million antidilutive shares for the year ended December 31, 2014 mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2014 were also excluded from the computation of diluted EPS.

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

The Company executed four accelerated share repurchase agreements with financial institution counterparties in 2013, resulting in a total of 2.7 million shares repurchased at a cost of $82 million over the third and fourth quarter. The ASRs had a favorable impact to basic and diluted EPS in 2013.

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

Obligations and funded status at December 31:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of year	$884.8	$806.6	$26.2	$30.9
Service cost	6.5	4.4	0.3	0.6
Interest cost	30.6	35.1	0.8	1.1
Contributions by plan participants	2.6	3.3	2.7	3.1
Actuarial (gain) loss	(40.9)	105.8	(2.0)	(2.4)
Benefits paid	(53.6)	(52.6)	(5.5)	(7.1)
Foreign currency exchange rate changes	(12.4)	(17.8)	–	–
Acquisitions	9.3	–	–	–
Benefit obligation at end of year	826.9	884.8	22.5	26.2
Change in Plan Assets:
Fair value of plan assets at beginning of year	720.1	692.1	–	–
Actual return on plan assets	(6.3)	65.6	–	–
Contributions by the employer	10.3	25.2	2.8	4.0
Benefits paid	(53.6)	(52.6)	(5.5)	(7.1)
Foreign currency exchange rate changes	(8.8)	(13.5)	–	–
Acquisitions	5.6	–	–	–
Contributions by plan participants	2.6	3.3	2.7	3.1
Fair value of plan assets at end of year	669.9	720.1	–	–
Unfunded status at end of year	$(157.0)	$(164.7)	$(22.5)	$(26.2)

The change in Benefit Obligation and Plan Assets due to Acquisitions relates to the purchase of Kofax.  Refer to Note 4 for more information.  The actuarial gain for the year ended December 31, 2015 was primarily due to increases in discount rate assumptions. The actuarial loss for the year ended December 31, 2014 was mainly driven by decreases in discount rate assumptions and a change in mortality assumptions to reflect a new set of mortality tables finalized by the Society of Actuaries on October 24, 2014, which included longer life expectancies than projected by past tables.

Amounts recognized in the Consolidated Statements of Financial Position:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Noncurrent assets	$5.3	$4.2	$–	$–
Current liabilities	(1.4)	(1.4)	(2.9)	(3.3)
Noncurrent liabilities	(160.9)	(167.5)	(19.6)	(22.9)
Net amount recognized	$(157.0)	$(164.7)	$(22.5)	$(26.2)

Amounts recognized in Accumulated Other Comprehensive Income (“AOCI”) and Deferred Tax Accounts:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Prior service credit (cost)	$0.4	$0.4	$0.7	$1.3

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $810.8 million and $870.0 million at December 31, 2015 and 2014, respectively.

Pension plans with a benefit obligation in excess of plan assets at December 31:

	2015		2014
	Benefit		Benefit
	Obligation	Plan Assets	Obligation	Plan Assets
Plans with projected benefit obligation in excess of plan assets	$744.4	$582.1	$880.7	$711.8
Plans with accumulated benefit obligation in excess of plan assets	729.6	582.1	867.2	711.8

Components of net periodic benefit cost:

				Other
	Pension			Postretirement
	Benefits			Benefits
	2015	2014	2013	2015	2014	2013
Net Periodic Benefit Cost:
Service cost	$6.5	$4.4	$4.8	$0.3	$0.6	$0.7
Interest cost	30.6	35.1	32.3	0.8	1.1	1.1
Expected return on plan assets	(45.1)	(44.6)	(43.0)	–	–	–
Amortization of prior service cost (credit)	–	–	–	(0.7)	(0.7)	(0.8)
Immediate recognition of net loss (gain)	10.6	82.9	(80.6)	(1.9)	(2.4)	(2.4)
Net periodic benefit cost	$2.6	$77.8	$(86.5)	$(1.5)	$(1.4)	$(1.4)

Other changes in plan assets and benefit obligations recognized in AOCI (pre-tax) for the years ended December 31:

	2015			2014			2013
		Other			Other			Other
	Pension	Postretirement		Pension	Postretirement		Pension	Postretirement
	Benefits	Benefits	Total	Benefits	Benefits	Total	Benefits	Benefits	Total
New prior service (credit) cost	$–	$–	$–	$–	$–	$–	$(0.7)	$(2.7)	$(3.4)
Amortization or curtailment recognition of prior service credit (cost)	–	0.7	0.7	–	0.7	0.7	–	0.8	0.8
Total amount recognized in AOCI for the period	–	0.7	0.7	–	0.7	0.7	(0.7)	(1.9)	(2.6)
Net periodic benefit cost	2.6	(1.5)	1.1	77.8	(1.4)	76.4	(86.5)	(1.4)	(87.9)
Total amount recognized in net periodic benefit cost and AOCI for the period	$2.6	$(0.8)	$1.8	$77.8	$(0.7)	$77.1	$(87.2)	$(3.3)	$(90.5)

The estimated prior service credit for the other defined benefit postretirement plan that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $0.7 million.

Assumptions:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	4.0%	3.7%	3.7%	3.3%
Rate of compensation increase	3.5%	3.5%	–	–

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	3.7%	4.6%	3.9%	3.3%	3.9%	3.5%
Expected long-term return on plan assets	6.6%	6.7%	6.9%	–	–	–
Rate of compensation increase	3.5%	3.0%	3.1%	–	–	–

Plan assets:

Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, corporate debt, annuity contracts and other securities. The U.S. defined benefit plan comprises a significant portion of the assets and liabilities relating to the defined benefit plans. The investment goal of the U.S. defined benefit plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. Asset allocation percentages were 36% equity and 64% fixed income investments as of December 31, 2015. The U.S. pension plan employs professional investment managers to invest in U.S. equity, global equity, international developed equity, emerging market equity, U.S. fixed income, high yield bonds and emerging market debt. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The plan currently uses a combination of both active management and passive index funds to achieve its investment goals.

The Company uses third parties to report the fair values of its plan assets. The Company tested the fair value of the portfolio and default level assumptions provided by the third parties as of December 31, 2015 and December 31, 2014 using the following procedures:

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

Commingled trust funds: Valued at the net asset value per unit at year end as quoted by the funds.

Fixed income: Valued at quoted prices, broker dealer quotations, or other methods by which all significant inputs are generally observable, either directly or indirectly. If significant inputs are unobservable, the security is classified as Level 3.

Cash equivalent: Valued at the per share (unit) published as the basis for current transactions.

Insurance contract: Valued at the surrender value or conversion value.

The following table sets forth by level, within the fair value hierarchy, plan assets measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commingled trust funds:
Fixed income	$–	$23.8	$–	$23.8	$–	$25.9	$–	$25.9
Equity	–	13.7	–	13.7	–	14.9	–	14.9
Real estate	–	5.7	–	5.7	–	4.9	–	4.9
Commingled trust funds measured at net asset value:
Fixed income	–	–	–	210.0	–	–	–	225.8
International equity large-cap	–	–	–	68.6	–	–	–	73.7
International equity small-cap	–	–	–	17.7	–	–	–	16.8
Emerging market equity	–	–	–	15.9	–	–	–	18.8
Emerging market debt	–	–	–	23.9	–	–	–	25.1
Global equity	–	–	–	29.7	–	–	–	33.1
U.S. equity	–	–	–	76.1	–	–	–	83.0
Real estate	–	–	–	0.2	–	–	–	0.2
Fixed income:
Government and agency debt securities	–	34.2	–	34.2	–	33.4	–	33.4
Corporate debt securities	–	125.0	1.0	126.0	–	144.1	1.2	145.3
Asset-backed and mortgage-backed securities	–	9.3	5.3	14.6	–	9.7	3.1	12.8
Cash equivalent	–	2.7	–	2.7	–	4.4	–	4.4
Insurance contract	–	–	4.4	4.4	–	–	–	–
Subtotal	–	214.4	10.7	667.2	–	237.3	4.3	718.1
Cash	–	–	–	2.7	–	–	–	2.0
Total assets at fair value	$–	$214.4	$10.7	$669.9	$–	$237.3	$4.3	$720.1

In accordance with recently updated accounting standards, certain investments in 2015 and 2014 that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified as Level 1, 2 or 3 in the above fair value hierarchy but are included in the Total. Refer to Note 2 of the Notes to Consolidated Financial Statements for additional information.

The following table sets forth a summary of changes in the fair value of Level 3 assets at December 31:

	2015				2014
	Total	Fixed Income - Corporate debt securities	Fixed Income - Asset-backed and mortgage-backed securities	Insurance contract	Total	Fixed Income - Corporate debt securities	Fixed Income - Asset-backed and mortgage-backed securities
Fair value at beginning of year	$4.3	$1.2	$3.1	$–	$4.1	$1.6	$2.5
Actual return on plan assets - assets held at reporting date	–	–	–	–	0.1	0.1	–
Purchases, sales and settlements, net	6.2	(0.4)	2.2	4.4	0.1	(0.5)	0.6
Transfers in/(transfers out), net	0.2	0.2	–	–	–	–	–
Fair value at end of year	$10.7	$1.0	$5.3	$4.4	$4.3	$1.2	$3.1

Defined Contribution Plans

Lexmark also sponsors defined contribution plans for employees in certain countries. Company contributions are generally based upon a percentage of employees’ contributions. The Company’s expense under these plans was $29.6 million, $28.8 million and $28.3 million in 2015, 2014 and 2013, respectively.

Additional Information

Other postretirement benefits:

No health care cost trend rates were assumed for the 2015 postretirement plan liabilities.  This was based on the actual spend rate experience of retirees and preset caps having been met for the net employer cost of postretirement medical benefits.

Related to Lexmark’s acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $9.6 million) of future postretirement benefits for all the Company’s U.S. employees based on prorated years of service with IBM and the Company.

Cash flows:

In 2016, the Company is currently expecting to contribute approximately $9 million to its pension and other postretirement plans.

Lexmark estimates that the future benefits payable for the pension and other postretirement plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
2016	$51.1	$2.9
2017	50.0	2.8
2018	49.0	2.7
2019	49.6	2.5
2020	48.5	2.3
Next five years	244.6	9.0

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

Lexmark formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as fair value hedges and cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions, as appropriate. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

Fair Value Hedges

Net outstanding notional amount of derivative positions as of December 31, 2015 and 2014 is as follows. These positions were driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below:

December 31,
Long (Short) Positions by Currency (in USD)	2015
EUR/USD	$298.5
EUR/GBP	(43.8)
GBP/USD	32.8
Other, net	(25.0)
Total	$262.5

December 31,
Long (Short) Positions by Currency (in USD)	2014
EUR/USD	$133.4
GBP/USD	66.0
EUR/GBP	(34.4)
Other, net	(17.9)
Total	$147.1

As of December 31, 2015 and 2014, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Statements of Financial Position for its fair value hedges:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	2015	2014	2015	2014
Gross asset position	$2.2	$–	$–	$0.6
Gross (liability) position	–	–	(2.4)	(3.9)
Net asset (liability) position (1)	2.2	–	(2.4)	(3.3)
Gross amounts not offset (2)	–	–	–	–
Net amounts	$2.2	$–	$(2.4)	$(3.3)

(1) Amounts presented in the Consolidated Statements of Financial Position

(2) Amounts not offset in the Consolidated Statements of Financial Position

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Statements of Earnings:

	Recorded in			Recorded in
	Cost of revenue*			Other expense (income), net
Fair Value Hedging Relationships	2015	2014	2013	2015	2014	2013
Foreign Exchange Contracts	$3.0	$6.5	$(2.8)	$0.3	$0.3	$1.7
Underlying	2.6	(3.6)	15.2	1.5	(0.5)	(1.3)
Total	$5.6	$2.9	$12.4	$1.8	$(0.2)	$0.4

* Gains and losses recorded in Cost of revenue are included in Product on the Consolidated Statements of Earnings

Cash Flow Hedges

The Company’s cash flow hedging contracts are not subject to master netting agreements or other terms under U.S. GAAP that allow net presentation in the Consolidated Statements of Financial Position. The net notional amounts as of December 31, 2015 of the Company’s foreign exchange options designated as cash flow hedges of anticipated Euro and British pound denominated sales were $616.0 million and $33.5 million, respectively. The Company had the following gross derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Statements of Financial Position for its cash flow hedges:

Foreign Exchange Contracts	2015	2014
Gross asset position	$20.5	$28.3
Gross (liability) position	(9.5)	(8.6)

The Company had the following gains and (losses) related to derivative instruments qualifying and designated as cash flow hedging instruments and related hedged items recorded on the Consolidated Statements of Comprehensive Earnings:

			Location of gain
			(loss) reclassified
			from Accumulated
			other comprehensive	Pre-tax amount of gain (loss)
	Amount of after-tax gain (loss)		loss into	reclassified from Accumulated other
	recognized in Other comprehensive		Net earnings	comprehensive loss into Net earnings
	(loss) earnings (effective portion)		(effective portion)	(effective portion)
Cash Flow Hedging Relationships	2015	2014		2015	2014
Foreign Exchange Contracts	$(6.0)	$15.9	Revenue	$73.7	$–

The Company discontinued hedge accounting for certain derivative instruments previously designated as cash flow hedges because it was probable that the underlying forecasted transaction would not occur.  As a result, gains of $0.9 million were reclassified into earnings during 2015 and recognized as a component of Other expense (income), net on the Consolidated Statements of Earnings.

As of December 31, 2015, deferred net gains on derivative instruments recorded in Accumulated other comprehensive loss were $11.0 million pre-tax, and if realized, will be reclassified into earnings during the next 12 months.

Additional information regarding derivatives can be referenced in Note 3 of the Notes to Consolidated Financial Statements.

Concentrations of Risk

Lexmark’s main concentrations of credit risk consist primarily of cash equivalent investments, marketable securities and trade receivables. Cash equivalents and marketable securities investments are made in a variety of high quality securities with prudent diversification requirements. The Company seeks diversification among its cash investments by limiting the amount of cash investments that can be made with any one obligor. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. Collateral such as letters of credit and bank guarantees is required in certain circumstances. In addition, the Company uses credit insurance for specific obligors to limit the impact of nonperformance. Lexmark sells a large portion of its products through third-party distributors and resellers and original equipment manufacturer (“OEM”) customers. If the financial condition or operations of these distributors, resellers and OEM customers were to deteriorate substantially, the Company’s operating results could be adversely affected. The three largest distributor, reseller and OEM customers collectively represented $119 million or approximately 22% of the dollar amount of outstanding invoices at December 31, 2015 and $108 million or approximately 19% of the dollar amount of outstanding invoices at December 31, 2014. At December 31, 2015, a distributor accounted for $48 million or approximately 9% of the dollar amount of outstanding invoices.  At December 31, 2014, an OEM customer accounted for $42 million or approximately 7% of the dollar amount of outstanding invoices. Lexmark performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits.

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

19.           COMMITMENTS AND CONTINGENCIES

Commitments

Lexmark is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income) was $43.2 million, $41.9 million and $41.7 million in 2015, 2014 and 2013, respectively. Future minimum rentals under terms of non-cancelable operating leases (net of sublease rental income commitments) as of December 31, 2015, were as follows:

	2016	2017	2018	2019	2020	Thereafter
Minimum lease payments (net of sublease rental income)	$34.6	$26.4	$18.7	$12.5	$11.3	$11.6

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

Contingencies

The Company is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, employment, employee benefits and environmental matters that arise in the ordinary course of business. In addition, various governmental authorities have from time to time initiated inquiries and investigations, some of which are ongoing. The Company intends to continue to cooperate fully with those governmental authorities in these matters.

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

Nuance Communications, Inc. v. ABBYY Software House, et al.

Nuance Communications, Inc. (“Nuance”) filed suit against the Company and ABBYY Software House and ABBYY USA Software House (collectively “ABBYY”) in the U.S. District Court for the Northern District of California (“District Court”). Nuance alleges that the Company and ABBYY have infringed three U.S. patents related to Optical Character Recognition (“OCR”) and document management technologies. The Company, and the Company’s supplier of the accused OCR technology, ABBYY, denied infringement and raised affirmative defenses to the allegations of patent infringement. A two week jury trial was held in August of 2013. At trial, Nuance was seeking approximately $31 million in damages from the Company for the alleged infringement and, in addition, requested that this amount be trebled for alleged willful infringement. The jury returned a verdict of non-infringement on all counts. A final judgment was entered in favor of the Company and ABBYY by the District Court on August 26, 2013. Nuance filed post-judgment motions seeking a judgment as a matter of law, or in the alternative, for a new trial. Nuance’s motion was denied by the District Court on December 10, 2013. Nuance’s appeal to the Federal Circuit Court of Appeals was filed on July 2, 2014. On February 22, 2016, the Federal Circuit Court of Appeals denied Nuance’s appeal and affirmed the District Court’s rulings including judgment in favor of the Company.

The Company has not established an accrual for the Nuance litigation because it has not determined that a loss with respect to such litigation is probable given the finding of non-infringement by the jury, the District Court’s denial of Nuance’s post-trial motion, the denial of Nuance’s appeal and ABBYY’s indemnification obligations.

Philippines Donor Tax

In the second quarter of 2013, as part of the Company’s sale of inkjet-related technology and assets, 100% of the shares of the legal entity owning the inkjet manufacturing facility in Cebu, Philippines were sold. The Philippines internal revenue bureau (“BIR”) subsequently assessed approximately $6.5 million of Philippines donor tax related to this share sale transaction. Lexmark has submitted additional tax declarations to the BIR to have this amount reduced to less than $1 million, which is currently pending.  In addition to challenging the amount of donor tax that may be owed, Lexmark filed a request for ruling on exemption for donor tax which was denied by the BIR. During the third quarter of 2015, Lexmark filed a request to review the BIR’s decision with the Philippines Secretary of Finance. This decision is currently pending.  Lexmark continues to reserve the right to challenge these rulings in Philippine courts.

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

The VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company (“HP”) in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers. The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by a decision of the court of final appeal in the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) issued a judgment in the VG Wort/HP litigation that single function printer devices sold in Germany prior to December 31, 2007 were not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05). VG Wort filed an appeal with the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the ruling that single function printers are not subject to levies. On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Union (“CJEU”) and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and submitted several questions regarding the interpretation of Directive 2001/29/EC on the harmonization of certain aspects of copyright and related rights in the information society to the CJEU for a decision. The CJEU issued its opinion on June 27, 2013 and the matter was remitted back to the German Federal Supreme Court for further proceedings. On July 3, 2014, the German Federal Supreme Court announced its judgment finding that single function printers were covered under the pre-2008 German copyright levy laws and remanded the matter back to the lower courts to assess the amount of any such copyright levy.

In July of 2015, the industry association BITKOM and VG Wort signed a settlement agreement defining the levies due on printers sold in Germany from 2001-2007. Lexmark opted to join the settlement agreement which prompted the reversal of accrued copyright fees of $23.5 million in the second quarter of 2015 and the Company paid $23.3 million in copyright levies, due as a result of such settlement, in the fourth quarter of 2015. For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers and multifunctional devices sold in Germany.

Reprobel, a collection society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, commenced legal proceedings against Lexmark Belgium in March of 2010 before the Civil Court of First Instance of Brussels, Belgium to collect copyright levies calculated based on the generally higher copying speed when multi-function devices are operated in draft print mode rather than when operated in normal print mode.  The Company defended the action by claiming that no copyright levies are payable on sales of multi-function devices in Belgium or, alternatively, that copyright levies payable on such multi-function devices must be lower.  On June 12, 2014, the Court of First Instance rejected Reprobel's claim for copyright levies from the Company, based primarily on a finding that the Belgian reprography legislation violated European Union law. Further, in light of the above, the Court also decided that it must acknowledge Lexmark's reservation of right with respect to a possible reimbursement of the levies previously paid to Reprobel. Reprobel has appealed that court decision to the Courts of Appeal in Brussels.

In a related industry case, on November 12, 2015 the Court of Justice of the European Union (“CJEU”) declared the Belgian reprography levy collection system incompatible with EU law, thereby further strengthening Lexmark’s case (HP Belgium vs. Reprobel, C-572/13).  Because of these significant legal decisions, in the 4th quarter of 2015 Lexmark reversed its accrual for this matter.

The Company has reversed and no longer has established an accrual for the Reprobel copyright levy litigation because it has determined that a loss with respect to such litigation is no longer probable given the decision of the Civil Court of First Instance of Brussels in favor of the Company and the CJEU’s November decision declaring the Belgian copyright levy system incompatible with European Union law.

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

20.           SEGMENT DATA

Lexmark operates in the office imaging and enterprise content and business process management markets. In April 2015, the Company announced a strategic rebranding action to unify and strengthen the market presence of the Company’s information technology portfolio of enterprise software, print hardware and MPS. As part of the rebranding action, the Company elected to change the name of its Perceptive Software segment to Lexmark Enterprise Software. Certain software products will still include the Perceptive name. The Company is managed along two operating segments: ISS and Enterprise Software.

ISS offers a broad portfolio of monochrome and color laser printers and laser multifunction products as well as a wide range of supplies and services covering its printing products and technology solutions.

Enterprise Software offers an integrated suite of ECM, BPM, DOM/CCM that includes case management, electronic signature, process analytics, information and application integration, intelligent content capture and data extraction, enterprise search software and medical imaging VNA software products and solutions. The Company acquired AccessVia and Twistage on March 1, 2013, Saperion on September 16, 2013, PACSGEAR on October 3, 2013, ReadSoft on August 19, 2014, GNAX Health on October 14, 2014, Claron on January 2, 2015, and Kofax on May 21, 2015. These acquisitions further expanded and strengthened the solutions available in the Enterprise Software segment.

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

The following table includes information about the Company’s reportable segments:

	2015	2014	2013
Revenue:
ISS	$3,017.4	$3,414.8	$3,444.0
Enterprise Software	533.8	295.7	223.6
Total revenue	$3,551.2	$3,710.5	$3,667.6

Operating (loss) income:
ISS	$483.5	$645.4	$770.3
Enterprise Software	(88.1)	(88.5)	(79.5)
All other	(419.9)	(407.7)	(281.6)
Total operating (loss) income	$(24.5)	$149.2	$409.2

Operating (loss) income noted above for the year ended December 31, 2015 includes restructuring charges of $53.2 million in ISS, $3.7 million in All other, and $21.1 million in Enterprise Software. Operating (loss) income related to Enterprise Software for the year ended December 31, 2015 includes $128.4 million of amortization expense related to intangible assets acquired by the Company. All other for the year ended December 31, 2015 includes a pension and other postretirement benefit plan asset and actuarial net loss of $8.7 million and remediation-related costs of $7.5 million.

Operating (loss) income noted above for the year ended December 31, 2014 includes restructuring charges of $15.0 million in ISS, $3.5 million in All other, and $11.0 million in Enterprise Software. Operating (loss) income related to Enterprise Software for the year ended December 31, 2014 includes $72.8 million of amortization expense related to intangible assets acquired by the Company. All other for the year ended December 31, 2014 includes a pension and other postretirement benefit plan asset and actuarial net loss of $80.5 million.

Operating (loss) income noted above for the year ended December 31, 2013 includes a Gain on sale of inkjet-related technology and assets of $103.1 million in ISS and $(29.6) million in All other. Operating (loss) income noted above for the year ended December 31, 2013 includes restructuring charges of $25.2 million in ISS, $4.7 million in Enterprise Software, and $7.9 million in All other. Operating (loss) income related to Enterprise Software for the year ended December 31, 2013 includes $56.4 million of amortization expense related to intangible assets acquired by the Company. Operating (loss) income related to All other for the year ended December 31, 2013 includes a pension and other postretirement benefit plan asset and actuarial net gain of $83.0 million.

During 2015, 2014 and 2013, no one customer accounted for more than 10% of the Company’s total revenues.

The following is revenue by geographic area for the year ended December 31:

	2015	2014	2013
Revenue:
United States	$1,645.6	$1,607.2	$1,576.8
EMEA (Europe, the Middle East & Africa)	1,259.9	1,368.8	1,353.5
Other International	645.7	734.5	737.3
Total revenue	$3,551.2	$3,710.5	$3,667.6

Sales are attributed to geographic areas based on the location of customers. Other International revenue includes exports from the U.S. and Europe. In 2014, revenue of $375.8 million is attributed to external customers in Germany, up from $343.7 million in 2013.

The following is long-lived asset information by geographic area as of December 31:

	2015	2014
Long-lived assets:
United States	$469.9	$476.7
EMEA (Europe, the Middle East & Africa)	80.7	89.4
Other International	189.6	220.0
Total long-lived assets	$740.2	$786.1

Long-lived assets above include net property, plant and equipment and exclude goodwill and net intangible assets.

The following is revenue by product category for the year ended December 31:

	2015	2014	2013
Revenue:
Hardware (1)	$705.5	$782.1	$762.8
Supplies (2)	2,128.8	2,445.9	2,484.4
Software and Other (3)	716.9	482.5	420.4
Total revenue	$3,551.2	$3,710.5	$3,667.6

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

On February 18, 2016, the Company’s Board of Directors approved a quarterly dividend of $0.36 per share of Class A Common Stock. The dividend is payable March 11, 2016 to stockholders of record on February 29, 2016.

22.            QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015:
Revenue	$852.0	$879.3	$851.1	$968.8
Gross profit (2)	329.9	362.1	319.6	385.2
Operating income (loss) (2)	42.2	(22.2)	(21.6)	(23.0)
Net earnings (loss) (1)(2)	20.2	(34.7)	(15.2)	(10.7)
Basic EPS* (1)(2)	$0.33	$(0.56)	$(0.25)	$(0.17)
Diluted EPS* (1)(2)	0.32	(0.56)	(0.25)	(0.17)
Dividend declared per share	0.36	0.36	0.36	0.36
Stock prices:
High	$44.95	$46.22	$47.32	$35.43
Low	37.70	42.10	27.92	29.21

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014:
Revenue	$877.7	$891.8	$918.1	$1,022.9
Gross profit (3)	341.6	351.2	357.3	359.7
Operating income (loss) (3)	53.9	62.4	54.5	(21.6)
Net earnings (loss) (1)(3)	30.7	37.1	34.7	(22.6)
Basic EPS* (1)(3)	$0.49	$0.60	$0.56	$(0.37)
Diluted EPS* (1)(3)	0.48	0.59	0.55	(0.37)
Dividend declared per share	0.30	0.36	0.36	0.36
Stock prices:
High	$46.29	$48.16	$51.17	$43.40
Low	34.40	41.52	42.43	37.99

      The Company acquired ReadSoft in August of 2014, GNAX Health in October of 2014, Claron in January of 2015 and Kofax in May of 2015. The consolidated financial results include the results of these acquisitions subsequent to the date of acquisition. Refer to Note 20 of the Notes to Consolidated Financial Statements for financial information regarding the Enterprise Software segment, which includes the activities of all acquired businesses.

      The sum of the quarterly data may not equal annual amounts due to rounding.

*    The sum of the quarterly earnings (loss) per share amounts does not necessarily equal the annual earnings (loss) per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

(1) In conjunction with the remediation efforts to resolve the material weakness disclosed in the Company’s 2014 Form 10-K, the Company identified errors related to the income tax provision and related to current tax, deferred tax and unrecognized tax benefits accounts that impacted the Company’s previously issued interim and annual consolidated financial statements. Refer to Note 1 of the Notes to Consolidated Financial Statements for more information on the revision. Also, during the third quarter of 2015, the Company identified a transfer tax related to the Kofax transaction that was not recorded in the second quarter of 2015. The amounts included in the table above reflect the revised balances for net earnings (loss), basic EPS and diluted EPS. The impact of the revisions for the periods presented above which have not been revised in the applicable prior period filings are shown in the table below:

	First Quarter			Second Quarter			Fourth Quarter
	As			As			As
	Previously			Previously			Previously
	Reported	Adjustment	As Revised	Reported	Adjustment	As Revised	Reported	Adjustment	As Revised
2015:
Operating (loss) income				$(19.2)	$(3.0)	$(22.2)
Net earnings (loss)	$19.7	$0.4	$20.2	$(36.3)	$1.6	$(34.7)

Basic EPS	$0.32	$0.01	$0.33	$(0.59)	$0.03	$(0.56)
Diluted EPS	$0.32	$–	$0.32	$(0.59)	$0.03	$(0.56)

2014:
Net earnings (loss)	$29.3	$1.4	$30.7	$37.5	$(0.4)	$37.1	$(25.6)	$3.1	$(22.6)

Basic EPS	$0.47	$0.02	$0.49	$0.60	$–	$0.60	$(0.42)	$0.05	$(0.37)
Diluted EPS	$0.46	$0.02	$0.48	$0.59	$–	$0.59	$(0.42)	$0.05	$(0.37)

(2) Net earnings for the first quarter of 2015 included $1.9 million of pre-tax restructuring charges and project costs in connection with the Company’s restructuring plans and $33.5 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

Net loss for the second quarter of 2015 included $37.2 million of pre-tax restructuring charges and project costs in connection with the Company’s restructuring plans and $67.7 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions. Refer to Note 4 of the Notes to Consolidated Financial Statements for a discussion of a tax error correction related to transaction costs included in integration costs associated with the Company’s acquisitions.

Net loss for the third quarter of 2015 included $0.9 million of pre-tax restructuring charges and project costs in connection with the Company’s restructuring plans, $64.4 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions, $3.2 million of remediation-related charges in connection with remediation efforts to resolve the Company’s previously disclosed material weakness, and a pension and other postretirement benefit plan net loss of $0.3 million.

Net loss for the fourth quarter of 2015 included $48.2 million of pre-tax restructuring charges and project costs in connection with the Company’s restructuring plans, $62.3 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions, $4.3 million of remediation-related charges in connection with remediation efforts to resolve the Company’s previously disclosed material weakness, and a pension and other postretirement benefit plan net loss of $8.4 million.

(3) Net earnings for the first quarter of 2014 included $11.9 million of pre-tax restructuring charges and project costs in connection with the Company’s restructuring plans and $22.0 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lexmark International, Inc.

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of earnings, of comprehensive earnings, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Lexmark International, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated  financial statements.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the monitoring and oversight of controls over the completeness, existence, accuracy, valuation, and presentation and disclosure of the Company’s accounting for income taxes, including the income tax provision and related tax assets and liabilities existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for how it classifies deferred taxes due to the adoption of ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Kofax Limited and its subsidiaries (“Kofax”) and Claron from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Company in business acquisitions during 2015. We have also excluded Kofax and Claron from our audit of internal control over financial reporting. Kofax and Claron are wholly owned subsidiaries whose total assets and total revenue represent less than 3% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended  December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Lexington, Kentucky

February 29, 2016

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chairman and Chief Executive Officer (“CEO”) and Vice President and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2015. Based on their evaluation, the CEO and CFO concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2015. In light of the material weakness in internal control over financial reporting, the Company completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting for income taxes, prior to filing this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that the Company did not maintain effective monitoring and oversight of controls over the completeness, existence, accuracy, valuation and presentation and disclosure of our accounting for income taxes, including the income tax provision and related tax assets and liabilities as of December 31, 2015. For information on the progress of the remediation of the material weakness, see Remediation of the Material Weakness below.

The errors arising from the underlying deficiencies were not material to the financial results reported in any interim or annual period. As previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015, we determined revisions to certain of our prior period financial statements were necessary to correct immaterial errors related to our income tax accounting. The prior period and current year adjustments were determined to be additional effects of the material weakness described above. For details of the current year adjustments, refer to Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements.

The control deficiencies in the aggregate could result in misstatements of the income tax accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that the ineffective monitoring and oversight of controls over income tax accounting constituted a material weakness.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

The Company’s management has excluded Kofax and Claron from its assessment of internal control over financial reporting as of December 31, 2015, because they were acquired in business acquisitions during 2015. Kofax and Claron are wholly owned subsidiaries whose total assets represent less than 3% and total revenue represent less than 5% of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of the Material Weakness

With the oversight of the Company’s Finance and Audit Committee, the Company has been undertaking significant efforts to remediate its material weakness in internal control over accounting for income taxes during fiscal year 2015. Substantial progress toward remediating internal controls over accounting for income taxes was made by the third quarter ended September 30, 2015 and improvements continued to be implemented by the Company through the remainder of 2015. These improvements include:

  Tax leadership and personnel changes, including involving outside tax advisors in an outsourcing model,

  Defining and clearly communicating roles and responsibilities for income tax accounting to tax accounting personnel,

  Revising and formalizing numerous income tax review processes,

  Redesigning and executing a new, a more robust and precise internal control set related to income tax accounting, and

  Implementing new technology tools utilized in the accounting for income taxes.

The Company’s improved control structure resulted in the identification of additional errors and the need to revise the Company’s financial statements during the third quarter of 2015. The Company has continued to make progress toward refining its design and operating effectiveness of internal control during the fourth quarter of 2015. The Company expects to make additional improvements in internal control during the first half of 2016. Given the annual nature of internal controls over accounting for income taxes, time is critical to fully integrate the new and redesigned controls into our processes and confirm them as effective and sustainable.

Lexmark and our Board of Directors are committed to maintaining a strong and sustainable internal control environment. The Company believes that the remediation work completed to date has significantly improved our internal control over the accounting for income taxes. The Company believes it is important to finalize remediation efforts in 2016 and confirm that the new processes and controls that were put in place as part of the remediation are fully operational and consistently applied for a sufficient period of time in order to provide the Company with adequate assurance of a sustainable and reliable control environment related to income tax accounting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the efforts discussed immediately above in Remediation of the Material Weakness.

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

Item  9B.           OTHER INFORMATION

None

Part III

Item 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except with respect to information regarding the executive officers of the Registrant and the Company’s code of ethics, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The required information is included in the definitive Proxy Statement under the headings “Election of Directors” and “Report of the Finance and Audit Committee.” The information with respect to the executive officers of the Registrant is included under the heading “Executive Officers of the Registrant” in Item 1 above. The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial and accounting officer) and employees, known as the Code of Business Conduct. The Code of Business Conduct, as well as the Company’s Corporate Governance Principles and the charters of each of the committees of the Board of Directors, is available on the Corporate Governance section of the Company’s Investor Relations website at http://investor.lexmark.com. The Company also intends to disclose on the Corporate Governance section of its Investor Relations website any amendments to the Code of Business Conduct and any waivers from the provisions of the Code of Business Conduct that apply to the principal executive officer and principal financial and accounting officer, and that relate to any elements of the code of ethics enumerated by the applicable regulation of the Securities and Exchange Commission (Item 406(b) of Regulation S-K). Anyone may request a free copy of the Corporate Governance Principles, the charters of each of the committees of the Board of Directors or the Code of Business Conduct from:

Lexmark International, Inc.

Attention: Investor Relations

One Lexmark Centre Drive

740 West New Circle Road

Lexington, Kentucky 40550

(859) 232-5568

The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed Company certify annually to the NYSE that he or she is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of such certification. The Company submitted the certification of its Chairman and Chief Executive Officer, Paul A. Rooke, for 2015 with its Annual Written Affirmation to the NYSE on May 1, 2015.

The Securities and Exchange Commission requires that the principal executive officer and principal financial officer of the Company make certain certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and file the certifications as exhibits with each Annual Report on Form 10-K. In connection with this Annual Report on Form 10-K filed with respect to the year ended December 31, 2015, these certifications were made by Paul A. Rooke, Chairman and Chief Executive Officer, and David Reeder, Vice President and Chief Financial Officer, of the Company and are included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 11.           EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Compensation Discussion & Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Security Ownership by Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Composition of Board and Committees,” “Related Person Transactions,” “Executive Compensation” and “Director Compensation.”

Item 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the heading “Ratification of the Appointment of Independent Auditors.”

Part IV

Item 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   (1) Financial Statements:

Financial statements filed as part of this Form 10-K are included under Part II, Item 8.

        (2) Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm included in Part II, Item 8	124
For the years ended December 31, 2013, 2014 and 2015:
Schedule II - Valuation and Qualifying Accounts	131

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

       (3) Exhibits

Exhibits for the Company are listed in the Index to Exhibits beginning on page 133.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2013, 2014 and 2015

(In Millions)

(A)	(B)	(C)			(D)	(E)
		Additions
	Balance at	Charged to				Balance at
	Beginning	Costs	Charged to			End
	of	and	Other			of
Description	Period	Expenses	Accounts		Deductions	Period

2013:
Allowance for doubtful accounts	$7.4	$0.2	$–		$(2.1)	$5.5
Deferred tax asset valuation allowances	5.0	0.6	–		(1.9)	3.7

2014:
Allowance for doubtful accounts	$5.5	$–	$–		$(0.5)	$5.0
Deferred tax asset valuation allowances	3.7	3.4	3.4	(1)	(2.0)	8.5

2015:
Allowance for doubtful accounts	$5.0	$1.8	$–		$(0.9)	$5.9
Deferred tax asset valuation allowances	8.5	0.5	9.7	(1)	–	18.7

(1)  Amounts represent adjustments to goodwill related to acquisitions made by the Company.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on February 29, 2016.

LEXMARK INTERNATIONAL, INC.

/s/ Paul A. Rooke
Name: Paul A. Rooke
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Rooke Paul A. Rooke	Chairman and Chief Executive Officer (Principal Executive Officer)	February 29, 2016

/s/ David Reeder David Reeder	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016

* Jared L. Cohon	Director	February 29, 2016

* J. Edward Coleman	Director	February 29, 2016

* W. Roy Dunbar	Director	February 29, 2016

* William R. Fields	Director	February 29, 2016

* Ralph E. Gomory	Director	February 29, 2016

* Stephen R. Hardis	Director	February 29, 2016

* Sandra L. Helton	Director	February 29, 2016

* Robert Holland, Jr.	Director	February 29, 2016

* Michael J. Maples	Director	February 29, 2016

* Jean-Paul L. Montupet	Director	February 29, 2016

* Kathi P. Seifert	Director	February 29, 2016

/s/ *David Reeder, Attorney-in-Fact *David Reeder, Attorney-in-Fact

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit			Period		Filing	Filed
Number	Exhibit Description	Form	Ending	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the “Company”) and Lexmark International Group, Inc.	10-Q	3/31/00	2	5/10/00

2.2	Agreement and Plan of Merger by and among, Lexmark International Technology, S.A., Ariel Investment Company, Ltd., the Company and Kofax Limited, dated as of March 24, 2015.	10-Q	3/31/15	2.1	4/30/15

3.1	Restated Certificate of Incorporation of the Company.	8-K		3.1	4/26/13

3.2	Company By-Laws, as Amended and Restated April 25, 2013.	8-K		3.2	4/26/13

4.1	Form of Indenture, dated as of May 22, 2008, by and between the Company and The Bank of New York Trust Company, N.A., as Trustee.	8-K		4.1	5/22/08

4.2	Form of First Supplemental Indenture, dated as of May 22, 2008, by and between the Company and The Bank of New York Trust Company, N.A., as Trustee.	8-K		4.2	5/22/08

4.3	Form of Global Note of the Company’s 6.650% Senior Notes due 2018.	8-K		4.2	5/22/08

4.4	Form of Indenture, dated as of March 4, 2013, between the Company and Wilmington Trust, National Association, as Trustee.	8-K		4.1	3/4/13

4.5	Form of First Supplemental Indenture, dated as of March 4, 2013, by and among the Company, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Administrator.	8-K		4.2	3/4/13

4.6	Form of Global Note of the Company’s 5.125% Senior Notes due 2020.	8-K		4.3	3/4/13

4.7	Specimen of Class A Common Stock Certificate.	10-K	12/31/10	3.1	2/28/11

10.1	Agreement, dated as of May 31, 1990, between the Company and Canon Inc., and Amendment thereto.*	S-1/A		10.4	11/13/95

10.2	Agreement, dated as of March 26, 1991, between the Company and Hewlett-Packard Company.*	S-1/A		10.5	11/13/95

10.3	Patent Cross-License Agreement, effective October 1, 1996, between the Company and Hewlett-Packard Company.*	10-Q/A	9/30/96	10	11/6/96

10.4	Form of Indemnification Agreement for Executive Officers.+	10-Q	9/30/98	10.2	11/12/98

10.5	Form of Indemnification Agreement for Directors.+	8-K		10.1	7/22/10

10.6	Credit Agreement, dated as of January 18, 2012, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents.	8-K		10.1	1/23/12

10.7	Amendment No. 1 to Credit Agreement, dated as of February 5, 2014.	8-K		10.1	2/6/14

10.8	Amendment No. 3 to Credit Agreement, dated as of October 19, 2015	8-K		10.1	10/23/15

10.9	Second Amended and Restated Receivables Purchase Agreement, dated as of October 10, 2013, by and among Lexmark Receivables Corporation, as Seller; Gotham Funding Corporation, as an Investor; Fifth Third Bank, as an Investor Agent and a Bank; The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Program Agent, an Investor Agent and a Bank; the Company, as Collection Agent and Originator; and Perceptive Software, LLC, as an Originator.	10-Q	9/30/13	10.1	11/7/13

10.10	Amended and Restated Purchase and Contribution Agreement, dated as of October 10, 2013, by and between the Company and Lexmark Enterprise Software, LLC, as Sellers; and Lexmark Receivables Corporation, as Purchaser.	10-Q	9/30/13	10.2	11/7/13

10.11	Omnibus Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement and Amended and Restated Purchase and Contribution Agreement, dated as of October 9, 2014.	8-K		10.1	10/15/14

10.12	Omnibus Amendment No. 3 to Second Amended and Restated Receivables Purchase Agreement and Amendment No. 2 to Amended and Restated Purchase and Contribution Agreement, dated August 27, 2015.	8-K		10.1	9/1/15

10.13	Amendment No. 4 to Second Amended and Restated Purchase Agreement, dated as of October 20, 2015.	8-K		10.2	10/23/15

10.14	Master Inkjet Sale Agreement by and among the Company, Lexmark International Technology, S.A., and Funai Electric Company, Ltd., dated April 1, 2013.	10-Q	3/31/13	10.1	5/9/13

10.15	Company Stock Incentive Plan, as Amended and Restated, effective April 23, 2009.+	DEF14A		A	3/6/09

10.16	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s Stock Incentive Plan.+	10-Q	9/30/10	10.2	11/3/10

10.17	Form of Performance-Based Non-Qualified Stock Option Agreement pursuant to the Company’s Stock Incentive Plan.+	10-Q	6/30/09	10.1	8/3/09

10.18	Form of Time-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.1	2/26/13

10.19	Form of 2013 Performance-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.3	3/14/13

10.20	Form of 2013-2015 Performance-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.2	3/14/13

10.21	Form of 2013-2015 Long-Term Incentive Plan Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.1	3/14/13

10.22	Company 2013 Equity Compensation Plan, effective April 25, 2013.+	8-K		10.1	4/26/13

10.23	Form of Time-Based Restricted Stock Unit Award Agreement pursuant to the Company’s 2013 Equity Compensation Plan.+	8-K		10.1	2/25/14

10.24	Form of 3-Year Performance-Based Restricted Stock Unit Award Agreement Company’s 2013 Equity Compensation Plan.+	8-K		10.2	2/25/14

10.25	Form of 1-Year Performance-Based Restricted Stock Unit Award Agreement Company’s 2013 Equity Compensation Plan.+	8-K		10.3	2/25/14

10.26	Form of 3-Year Long-Term Incentive Plan Award Agreement Company’s 2013 Equity Compensation Plan.+	8-K		10.4	2/25/14

10.27	Company 2005 Nonemployee Director Stock Plan, as Amended and Restated, effective April 21, 2015.+	8-K		10.1	4/24/15

10.28	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-Q	9/30/06	10.3	11/7/06

10.29	Form of Initial Restricted Stock Unit Award Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	8-K		10.2	4/24/15

10.30	Form of Annual Restricted Stock Unit Award Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	8-K		10.3	4/24/15

10.31	Company Senior Executive Incentive Compensation Plan, as Amended and Restated, effective January 1, 2009.+	10-K	12/31/08	10.39	2/27/09

10.32	Form of Executive Severance Agreement for Executive Officers.+	8-K		10.1	11/6/14

10.33	Form of Executive Change in Control Agreement for the Chief Executive Officer and Executive Vice Presidents of the Company.+	10-Q	9/30/12	10.3	11/7/12

10.34	Form of Executive Change in Control Agreement for Vice Presidents of the Company.+	10-Q	9/30/12	10.4	11/7/12

10.35	Description of Compensation Payable to Nonemployee Directors.+	10-K	12/31/14	10.44	3/2/15

12.1	Computation of Ratio of Earnings to Fixed Charges.					X

21	Subsidiaries of the Company.					X

23	Consent of PricewaterhouseCoopers LLP.					X

24	Power of Attorney.					X

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Financial Position at December 31, 2015 and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements.

						X

_____________________

*	Confidential treatment previously granted by the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan, contract or arrangement.