Form 10-Q
period 2016-03-31
LEXMARK INTERNATIONAL INC /KY/
filed 2016-04-29
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The registrant had 62,641,636 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on April 22, 2016.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (Unaudited)
	Consolidated Condensed Statements of Earnings
	Three Months Ended March 31, 2016 and 2015	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three Months Ended March 31, 2016 and 2015	3
	Consolidated Condensed Statements of Financial Position
	As of March 31, 2016 and December 31, 2015	4
	Consolidated Condensed Statements of Cash Flows
	Three Months Ended March 31, 2016 and 2015	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42
Item 4.	CONTROLS AND PROCEDURES	42

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	45
Item 1A.	RISK FACTORS	45
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46
Item 6.	EXHIBITS	46

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

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31
	2016	2015
Revenue:
Product	$626.8	$714.7
Service	179.4	137.3
Total Revenue	806.2	852.0
Cost of revenue:
Product	394.9	428.4
Service	104.9	93.6
Restructuring-related costs	–	0.1
Total Cost of revenue	499.8	522.1
Gross profit	306.4	329.9

Research and development	83.7	77.7
Selling, general and administrative	272.8	210.2
Restructuring and related reversals	(11.6)	(0.2)
Operating expense	344.9	287.7
Operating (loss) income	(38.5)	42.2

Interest expense (income), net	11.3	7.7
Other expense (income), net	0.4	0.8
(Loss) earnings before income taxes	(50.2)	33.7

(Benefit) provision for income taxes	(10.8)	13.5
Net (loss) earnings	$(39.4)	$20.2

Net (loss) earnings per share:
Basic	$(0.63)	$0.33
Diluted	$(0.63)	$0.32
Shares used in per share calculation:
Basic	62.3	61.3
Diluted	62.3	62.4
Cash dividends declared per common share	$0.36	$0.36

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31
	2016	2015
Net (loss) earnings	$(39.4)	$20.2
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustment	18.5	(47.9)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.1)	(0.1)
Net unrealized gain on marketable securities	–	0.8
Unrealized (loss) gain on cash flow hedges	(18.6)	51.7
Total other comprehensive (loss) earnings, net of tax	(0.2)	4.5
Comprehensive (loss) earnings	$(39.6)	$24.7

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(In Millions, Except Par Value)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$127.0	$158.3
Trade receivables, net of allowances of $26.4 in 2016 and $24.4 in 2015	420.4	434.2
Inventories	232.9	231.9
Prepaid expenses and other current assets	202.5	204.9
Total current assets	982.8	1,029.3

Property, plant and equipment, net	725.2	740.2
Goodwill	1,334.4	1,325.1
Intangibles, net	507.3	532.5
Other assets	281.1	285.3
Total assets	$3,830.8	$3,912.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.5	$–
Accounts payable	539.5	501.7
Accrued liabilities	645.9	669.8
Total current liabilities	1,188.9	1,171.5

Long-term debt, net of unamortized issuance costs	992.0	1,061.3
Other liabilities	580.9	561.6
Total liabilities	2,761.8	2,794.4

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 62.6 and 61.9 outstanding in 2016 and 2015, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	–	–
Capital in excess of par	1,043.7	1,025.9
Retained earnings	1,229.9	1,292.8
Treasury stock, net; at cost; 36.5 and 36.4 shares in 2016 and 2015, respectively	(1,040.4)	(1,036.7)
Accumulated other comprehensive loss	(165.2)	(165.0)
Total stockholders' equity	1,069.0	1,118.0
Total liabilities and stockholders' equity	$3,830.8	$3,912.4

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31
	2016	2015
Cash flows from operating activities:
Net (loss) earnings	$(39.4)	$20.2
Adjustments to reconcile net (loss) earnings to net cash flows provided by (used for) operating activities:
Depreciation and amortization	72.1	65.6
Deferred taxes	0.1	8.7
Stock-based compensation expense	16.1	4.5
Pension and other postretirement expense (income)	20.4	(2.0)
Other	(1.1)	1.8
Change in assets and liabilities, net of acquisitions:
Trade receivables	14.3	26.9
Inventories	(1.0)	(1.5)
Accounts payable	37.8	(2.5)
Accrued liabilities	(16.4)	(88.9)
Other assets and liabilities	(22.6)	(38.3)
Pension and other postretirement contributions	(1.2)	(5.0)
Net cash flows provided by (used for) operating activities	79.1	(10.5)

Cash flows from investing activities:
Purchases of property, plant and equipment	(23.2)	(36.7)
Purchases of marketable securities	–	(241.4)
Proceeds from sales of marketable securities	–	416.4
Proceeds from maturities of marketable securities	–	22.2
Purchase of business, net of cash acquired	–	(30.3)
Other	1.5	(0.5)
Net cash flows (used for) provided by investing activities	(21.7)	129.7

Cash flows from financing activities:
Repayment of assumed debt	–	(1.3)
Payments on long-term debt	(66.0)	–
Purchase of shares from noncontrolling interest	–	(4.6)
Payment of cash dividend	(22.5)	(22.1)
Purchase of treasury stock	(4.0)	(30.0)
Proceeds from employee stock plans	0.3	–
Other	1.1	2.4
Net cash flows used for financing activities	(91.1)	(55.6)
Effect of exchange rate changes on cash and cash equivalents	2.4	(3.8)
Net change in cash and cash equivalents	(31.3)	59.8
Cash and cash equivalents - beginning of period	158.3	309.3
Cash and cash equivalents - end of period	$127.0	$369.1

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In Millions, Except Per Share Amounts)

(Unaudited)

1.          BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. All adjustments included were of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Consolidated Condensed Statements of Financial Position data as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission (“SEC”) audited consolidated financial statements for the year ended December 31, 2015, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2015.

During 2015, in conjunction with the remediation efforts to resolve the material weakness disclosed in the Company’s 2015 Form 10-K, the Company identified errors related to the income tax provision and related current tax, deferred tax and unrecognized tax benefits accounts that impacted the Company’s previously issued interim and annual consolidated financial statements. Specifically, identified errors related to deferred taxes associated with outside basis differences of certain foreign subsidiaries and other temporary differences and U.S. deferred taxes related to deferred revenue and other temporary differences; additional errors related to the recognition and measurement of U.S. and foreign unrecognized tax benefits and associated correlative offsets in current taxes.

The Company determined that these errors were not material to any of the Company’s prior annual and interim period consolidated financial statements and therefore, amendments of previously filed reports were not required. However, the Company determined that the impact of the corrections would be too significant to record during 2015. As such, the revision for the corrections is reflected in the financial information of the applicable prior periods in this Form 10-Q filing and disclosure of the revised amount on other prior periods will be reflected in future filings containing the applicable period. There was no impact to cash flows from operations on the Consolidated Condensed Statements of Cash Flows for the period ending March 31, 2015.

The impact of this revision for periods presented within this quarterly report on Form 10-Q are shown in the tables below:

Consolidated Condensed Statements of Earnings and Consolidated Condensed Statements of Other Comprehensive Earnings

	Three Months Ended
	March 31, 2015
	As Previously
	Reported	Adjustment	As Revised
Provision for income taxes	$14.0	$(0.5)	$13.5
Net earnings	$19.7	$0.5	$20.2

Net earnings per share:
Basic	$0.32	$0.01	$0.33

Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustment	$(49.6)	$1.7	$(47.9)
Total other comprehensive earnings, net of tax	$2.8	$1.7	$4.5
Comprehensive earnings	$22.5	$2.2	$24.7

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2016				December 31, 2015
		Based on				Based on
		Quoted				Quoted
		prices in	Other			prices in	Other
		active	observable	Unobservable		active	observable	Unobservable
		markets	inputs	inputs		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents - money market funds (1)	$–	$–	$–	$–	$34.9	$–	$34.9	$–
Foreign currency derivatives (2)	10.3	–	10.3	–	22.7	–	22.7	–
Total	$10.3	$–	$10.3	$–	$57.6	$–	$57.6	$–

Liabilities:
Foreign currency derivatives (2)	$20.1	$–	$20.1	$–	$11.9	$–	$11.9	$–
Contingent consideration	–	–	–	–	1.0	–	–	1.0
Total	$20.1	$–	$20.1	$–	$12.9	$–	$11.9	$1.0

(1) Included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position.

(2) Foreign currency derivative assets and foreign currency derivative liabilities are included in Prepaid expenses and other current assets and Accrued liabilities, respectively, on the Consolidated Condensed Statements of Financial Position. Refer to Note 11 for disclosure of derivative assets and liabilities on a gross basis.

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

Transfers

In determining where measurements lie in the fair value hierarchy, the Company uses default assumptions regarding the general characteristics of the financial instrument as the starting point. The Company then adjusts the level assigned to the fair value measurement for financial instruments held at the end of the reporting period, as necessary, based on the weight of the evidence obtained by the Company. Except for the levels assigned to its pension plan assets, which are reviewed annually, the Company reviews the levels assigned to its fair value measurements on a quarterly basis and recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which the transfer occurs. There were no transfers between levels of the fair value hierarchy during the first quarter of 2016 or the first quarter of 2015.

Valuation Techniques

Money Market Funds

The money market funds in which the Company is invested are considered cash equivalents and are generally highly liquid investments. Money market funds are valued at the per share (unit) published as the basis for current transactions.

Derivatives

The Company employs foreign currency and interest rate risk management strategies that periodically utilize derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates, volatility assumptions and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. The Company believes there is minimal risk of nonperformance. At March 31, 2016 and December 31, 2015, all of the Company’s derivative instruments were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 11 of the Notes to Consolidated Condensed Financial Statements for more information on the Company’s derivatives.

Senior Notes

The Company’s outstanding senior notes consist of $300 million of fixed rate senior unsecured notes issued in a public debt offering in May 2008 and due on June 1, 2018 (the “2018 senior notes”) and $400 million of fixed rate senior unsecured notes issued in a public debt offering completed in March 2013 and due on March 15, 2020 (the “2020 senior notes”).

The fair values shown in the table below are based on the prices at which the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the debt is not recorded on the Company’s Consolidated Condensed Statements of Financial Position and is therefore excluded from the fair value table above. This fair value measurement is classified as Level 2 within the fair value hierarchy. Carrying values shown in the table below are net of unamortized discount and debt issuance costs.

	March 31, 2016			December 31, 2015
			Unamortized			Unamortized
		Carrying	discount and		Carrying	discount and
	Fair value	value	issuance costs	Fair value	value	issuance costs
2018 senior notes	$318.0	$299.3	$0.7	$322.4	$299.2	$0.8
2020 senior notes	419.4	398.2	1.8	413.2	398.1	1.9
Total	$737.4	$697.5	$2.5	$735.6	$697.3	$2.7

Refer to Note 4 of the Notes to Consolidated Condensed Financial Statements for more information on the senior notes.

Contingent Consideration

In the first quarter of 2016 the Company settled the contingent consideration liability for the amount at which it had been accrued as of December 31, 2015.

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments. Since the borrowings under the revolving credit facility and the accounts receivable program utilize variable interest rate setting mechanisms such as one-month LIBOR, the fair value of these borrowings is deemed to approximate the carrying values. Refer to Note 4 of the Notes to Consolidated Condensed Financial Statements for more information on the accounts receivable and revolving credit facilities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first three months of 2016 or 2015.

3.          RESTRUCTURING CHARGES

2016 Restructuring Actions

General

On February 23, 2016, the Company announced restructuring actions (the “2016 Restructuring Actions”) designed to increase profitability and operational efficiency primarily in its ISS segment. These restructuring actions are focused on optimizing the Company’s ISS structure, primarily as a result of the continued strong U.S. dollar, and are also aligned with the previously announced strategic alternatives process.

The 2016 Restructuring Actions will impact about 550 positions worldwide through December 2016, with a portion of the positions being shifted to low-cost countries. The 2016 Restructuring Actions will result in total pre-tax charges of approximately $37 million, with approximately $33 million incurred to date, and approximately $4 million remaining to be incurred in 2016. The total cash costs of the 2016 Restructuring Actions will be approximately $34 million, of which $33 million has been incurred to date and approximately $1 million remaining to be incurred in 2016.

The Company will incur total charges related to the 2016 Restructuring Actions of approximately $36 million in ISS and approximately $1 million in All Other.

Impact to 2016 Financial Results

For the three months ended March 31, 2016, charges (reversals) for the Company’s 2016 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

Restructuring
	and related	Impact on
	charges	Operating
	(reversals)	income
Employee termination benefit charges (reversals)	$(7.6)	$(7.6)

The Company incurred restructuring charges (reversals) in connection with the 2016 Restructuring Actions in the Company’s segments as follows for the three months ended March 31:

2016
ISS	$(8.8)
All other	1.2
Total charges (reversals)	$(7.6)

For the three months ended March 31, 2016, the Company incurred employee termination benefit charges (reversals), which include severance, medical and other benefits. The Company experienced higher levels of attrition than expected during the first quarter of 2016 as a result of the strategic alternatives process as well as announced restructuring programs. The Company’s cost savings and headcount reduction targets have not changed related to these restructuring actions. Charges (reversals) for the 2016 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.

Pension and postretirement plan curtailment and termination benefit losses related to the 2016 Restructuring Actions were not included in the tables above. Refer to Note 10 of the Notes to Consolidated Condensed Financial Statements for more information.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2016 Restructuring Actions. The total restructuring liability as of March 31, 2016 is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee
Termination
Benefits
Balance at January 1, 2016	$40.4
Costs incurred	–
Reversals (1)	(7.6)
Total restructuring charges (reversals), net	(7.6)
Payments and other (2)	(1.8)
Balance at March 31, 2016	$31.0

(1) Reversals due to changes in estimates for employee termination benefits and attrition.

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

The 2015 Restructuring Actions will impact about 500 positions worldwide through December 2016, with approximately one-third of the positions being shifted to low-cost countries. The 2015 Restructuring Actions will result in total pre-tax charges of approximately $33 million, with $32 million incurred to date and approximately $1 million remaining to be incurred in 2016. The total cash costs of the 2015 Restructuring Actions will be approximately $32 million, with $31 million accrued to date and approximately $1 million remaining to be incurred in 2016.

The Company will incur total charges related to the 2015 Restructuring Actions of approximately $10 million in ISS, approximately $4 million in All Other and approximately $19 million in Enterprise Software.

Impact to 2016 Financial Results

For the three months ended March 31, 2016, charges (reversals) for the Company’s 2015 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

		Restructuring
	Selling,	and related	Impact on
	general and	charges	Operating
	administrative	(reversals)	income
Accelerated depreciation charges	$0.8	$–	$0.8
Employee termination benefit charges (reversals)	–	(3.8)	(3.8)
Total restructuring charges (reversals)	$0.8	$(3.8)	$(3.0)

For the periods indicated above, the Company incurred employee termination benefit charges (reversals), which include severance, medical and other benefits. The Company experienced higher levels of attrition than expected during the first quarter of 2016 as a result of the strategic alternatives process as well as announced restructuring programs. The Company’s cost savings and headcount reduction targets have not changed related to these restructuring actions. Charges (reversals) for the 2015 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.

The Company incurred restructuring charges (reversals) in connection with the 2015 Restructuring Actions in the Company’s segments as follows for the three months ended March 31:

2016
ISS	$(1.0)
Enterprise Software	(2.7)
All other	0.7
Total charges (reversals)	$(3.0)

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2015 Restructuring Actions.

Employee
Termination
Benefits
Balance at January 1, 2016	$28.1
Costs incurred	0.7
Reversals (1)	(4.5)
Total restructuring charges (reversals), net	(3.8)
Payments and other (2)	(8.2)
Balance at March 31, 2016	$16.1

(1) Reversals due to changes in estimates for employee termination benefits and attrition.

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

Impact to 2016 and 2015 Financial Results

For the three months ended March 31, 2016 and 2015 charges (reversals) for the Company’s Other Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015
	Restructuring				Restructuring
	and related	Impact on			and related	Impact on
	charges	operating	Restructuring-	Impact on	charges	operating
	(reversals)	income	related costs	Gross Profit	(reversals)	income
Accelerated depreciation charges	$–	$–	$0.1	$0.1	$–	$0.1
Employee termination benefit charges (reversals)	–	–	–	–	(0.2)	(0.2)
Contract termination and lease charges (reversals)	(0.2)	(0.2)	–	–	–	–
Total restructuring charges (reversals)	$(0.2)	$(0.2)	$0.1	$0.1	$(0.2)	$(0.1)

For the three months ended March 31, 2016 and 2015, the Company incurred restructuring charges (reversals) in connection with the Other Restructuring Actions in the Company’s segments as follows:

	Three Months Ended
	March 31,	March 31,
	2016	2015
ISS	$–	$0.1
All other	–	0.2
Enterprise Software	(0.2)	(0.4)
Total charges (reversals)	$(0.2)	$(0.1)

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2016	$0.4	$0.5	$0.9
Costs incurred	0.1	–	0.1
Reversals (1)	(0.1)	–	(0.1)
Total restructuring charges (reversals), net	–	–	–
Payments and other (2)	(0.2)	(0.3)	(0.5)
Balance at March 31, 2016	$0.2	$0.2	$0.4

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

4.          DEBT

The carrying value of the Company’s outstanding long-term debt consists of the following:

	March 31,	December 31,
	2016	2015
Trade receivables facility	$73.5	$76.0
Revolving credit facility	224.5	288.0
Senior notes, due 2018	299.8	299.8
Senior notes, due 2020	400.0	400.0
	$997.8	$1,063.8
Less: Current portion of long-term debt	(3.5)	–
Less: Unamortized issuance costs	(2.3)	(2.5)
Total long-term debt, net of unamortized issuance costs	$992.0	$1,061.3

In addition to the information in the table above, during the first quarter of 2016, the Company repaid $66.0 million of borrowings which is presented gross on the Consolidated Condensed Statements of Cash Flows. The Company presents borrowings and repayments of less than 90 days on a net basis on the Consolidated Statements of Cash Flows and such amounts were $206.5 million and $206.5 million, respectively, for the three months ended March 31, 2016 and $104.0 million and $104.0 million, respectively, for the three months ended March 31, 2015.

Trade Receivables Facility

In the U.S., the Company, Lexmark Enterprise Software, LLC (“LESL”) and Kofax, Inc. transfer a majority of their receivables to a wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly-owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price. At March 31, 2016, the Company had total accounts receivable pledged as collateral of $121.5 million held by LRC which were included in Trade receivables in the Company’s Consolidated Condensed Statements of Financial Position.

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

Revolving Credit Facility

The Company currently has a $500 million, 5-year senior, unsecured, multicurrency revolving credit facility with a maturity date of February 5, 2019. The outstanding balance of the revolving credit facility was $224.5 million as of March 31, 2016 including $3.5 million related to swingline borrowings, which is considered current and is included in Current portion of long-term debt on the Company’s Consolidated Condensed Statements of Financial Position. The outstanding balance of the revolving credit facility was $288.0 million as of December 31, 2015.

The facility provides for the availability of swingline loans and multicurrency letters of credit. Under certain circumstances and subject to certain conditions, the aggregate amount available under the facility may be increased to a maximum of $650 million. Interest on swingline borrowings under the facility is determined based on the offered rate at the time of the loan. Interest on ABR and Eurocurrency borrowings are based on the Adjusted Base Rate and Adjusted LIBO Rate, respectively, plus in each case a margin that is adjusted on the basis of a combination of the Company’s consolidated leverage ratio and the Company’s index debt rating. The commitment fee was 0.25% as of March 31, 2016.

The amended credit facility contains customary affirmative and negative covenants and also contains certain financial covenants, including those relating to a minimum interest coverage ratio of not less than 3.0 to 1.0 and a maximum leverage ratio of not more than 3.0 to 1.0 as defined in the agreement. The amended credit facility also limits, among other things, the Company’s indebtedness, liens and fundamental changes to its structure and business. The Company was in compliance with all covenants and other requirements set forth in the facility agreement at March 31, 2016 and December 31, 2015.

The revolving credit facility contains a “change of control” provision in which if there is an acquisition of the Company, the administrative agent and/or the lenders may terminate the commitments and declare the principal and accrued interest on any loans then outstanding immediately due and payable.

On March 24, 2016, the revolving credit facility was amended for purposes of calculating the minimum interest coverage ratio, the maximum leverage ratio and the maximum permitted indebtedness of the Company by reducing the impact of certain cash restructuring charges, incurred by the Company prior to September 30, 2016, in the calculation of “Consolidated EBITDA”.

Senior Notes

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The 2020 senior notes rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At March 31, 2016, the outstanding balance of senior note debt was $697.5 million (net of unamortized issuance costs of $2.3 million and unamortized discount of $0.2 million). At December 31, 2015, the outstanding balance was $697.3 million (net of unamortized issuance costs of $2.5 million and unamortized discount of $0.2 million).

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

Short-Term Debt

The Company entered into an agreement for an uncommitted revolving credit facility. Under the agreement, the Company may borrow up to a total of $100 million. There were no outstanding borrowings under the uncommitted revolving credit facility at March 31, 2016 and December 31, 2015.

5.          INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2016	2015
Raw materials	$26.1	$28.3
Work in process	33.7	32.7
Finished goods	173.1	170.9
Inventories	$232.9	$231.9

6.          ACCRUED LIABILITIES AND OTHER LIABILITIES

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:

	2016	2015
Balance at January 1	$19.7	$22.4
Accruals for warranties issued	11.3	9.9
Accruals related to pre-existing warranties (including
changes in estimates)	1.1	3.7
Settlements made (in cash or in kind)	(12.1)	(15.7)
Balance at March 31	$20.0	$20.3

Deferred Extended Warranty Revenue:

	2016	2015
Balance at January 1	$171.1	$180.3
Revenue deferred for new extended warranty contracts	16.9	41.4
Revenue recognized	(21.8)	(45.4)
Balance at March 31	$166.2	$176.3
Current portion	71.7	74.6
Non-current portion	94.5	101.7
Balance at March 31	$166.2	$176.3

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

Restructuring liabilities, included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position, were $47.6 million as of March 31, 2016 and $69.4 million as of December 31, 2015, a decrease of $21.8 million. This decrease was driven primarily by severance payments of $10.4 million and a net reduction in the estimate, due to employee attrition, of approximately $11.6 million.

7.            INCOME TAXES

As stated in Note 1, in conjunction with the remediation efforts to resolve the material weakness disclosed in the Company’s 2015 Form 10-K, the Company identified errors related to the income tax provision and related to current tax, deferred tax and unrecognized tax benefits accounts that impacted the Company’s previously issued interim and annual consolidated financial statements. Specifically, identified errors related to deferred taxes associated with outside basis differences and other temporary differences of certain foreign subsidiaries and U.S. deferred taxes related to deferred revenue and other temporary differences. Additional errors related to the recognition and measurement of U.S. and foreign unrecognized tax benefits and correlative offsets in current taxes.

The Provision for income taxes for the three months ended March 31, 2016 was a benefit of $10.8 million or an effective tax rate of 21.5%, compared to an expense of $13.5 million or an effective tax rate of 40.1% for the three months ended March 31, 2015. The difference in these rates is primarily due to a shift in the expected geographic distribution of earnings for 2016 compared to 2015 and certain losses in 2016 that are not expected to result in an income tax benefit. Additionally, for the three months ended March 31, 2016, the Company increased income tax benefit by $2.1 million in recognition of several discrete items, which primarily included a tax benefit related to the release of uncertain tax position accruals due to lapse of statute in the current period.

The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% as a result of U.S. state taxes on U.S. earnings and lower tax rates applicable to foreign earnings in most foreign jurisdictions in which the Company operates, most notably, Switzerland.

8.          STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of March 31, 2016, there was approximately $55 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company paused share repurchases in the second quarter of 2015 following the acquisition of Kofax.  Additionally, the Agreement and Plan of Merger (the “Merger Agreement”), dated April 19, 2016, that provides for the acquisition of the Company by a consortium of investors composed of Apex Technology Co., Ltd., PAG Asia Capital and Legend Capital Management Co., Ltd. includes restrictions prohibiting the Company from repurchasing shares without the prior consent of the buying consortium.

Treasury Stock

The Company did not repurchase any shares of its Class A Common Stock during the three months ended March 31, 2016 via accelerated share repurchase agreements (“ASR”). During the three months ended March 31, 2015, the Company repurchased approximately 0.7 million shares at a cost of $30.0 million. As of March 31, 2016, the Company had repurchased approximately 113.0 million shares of its Class A Common Stock for an aggregate cost of approximately $4.80 billion since the inception of the program in April 1996. As of March 31, 2016, the Company had reissued approximately 0.5 million previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at March 31, 2016 were 36.5 million. Share repurchases for the three months ended March 31, 2015 were executed via an ASR agreement.

During the three months ended March 31, 2016, the Company withheld $3.7 million of restricted shares to satisfy the minimum amount of its income tax withholding requirements related to certain officer’s vested restricted stock units (“RSUs”). The fair value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 121,168 shares of the Company’s Common Stock during the three months ended March 31, 2016. The shares have been classified as Treasury stock on the Consolidated Condensed Statements of Financial Position. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Dividends

The Company’s dividend activity during the three months ended March 31, 2016 was as follows:

			Lexmark International, Inc.
			Class A Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 18, 2016	February 29, 2016	March 11, 2016	$0.36	$22.5

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

Accumulated Other Comprehensive Loss

The following tables provide the tax benefit or expense attributed to each component of Other comprehensive (loss) earnings:

	Three Months Ended
	March 31, 2016			March 31, 2015
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$18.5	$–	$18.5	$(47.9)	$–	$(47.9)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.1)	0.1	(0.2)	(0.1)	0.1	(0.2)
Net unrealized gain on marketable securities	–	–	–	0.8	(0.1)	0.9
Unrealized (loss) gain on cash flow hedges	(18.6)	2.1	(20.7)	51.7	(5.7)	57.4
Total other comprehensive (loss) earnings	$(0.2)	$2.2	$(2.4)	$4.5	$(5.7)	$10.2

The change in Accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016, consists of the following:

		Recognition of
		Pension and Other
	Foreign	Postretirement	Unrealized	Accumulated
	Currency	Benefit Plans	(Loss) Gain on	Other
	Translation	Prior Service Credit,	Cash Flow	Comprehensive
	Adjustment	Net of (Amortization)	Hedges	(Loss) Earnings
Balance at December 31, 2015	$(175.6)	$0.7	$9.9	$(165.0)
Other comprehensive (loss) earnings before reclassifications	18.5	–	(17.5)	1.0
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.1)	(1.1)	(1.2)
Net current-period other comprehensive (loss) earnings	18.5	(0.1)	(18.6)	(0.2)
Balance at March 31, 2016	$(157.1)	$0.6	$(8.7)	$(165.2)

The change in Accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015, consists of the following:

		Recognition of
		Pension and Other	Net	Unrealized	Accumulated
	Foreign	Postretirement	Unrealized	(Loss) Gain	Other
	Currency	Benefit Plans	Gain (Loss) on	on	Comprehensive
	Translation	Prior Service Credit,	Marketable	Cash Flow	(Loss)
	Adjustment	Net of (Amortization)	Securities	Hedges	Earnings
Balance at December 31, 2014	$(101.9)	$1.2	$0.1	$15.9	$(84.7)
Other comprehensive (loss) earnings before reclassifications	(47.9)	–	1.2	66.9	20.2
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.1)	(0.4)	(15.2)	(15.7)
Net current-period other comprehensive (loss) earnings	(47.9)	(0.1)	0.8	51.7	4.5
Balance at March 31, 2015	$(149.8)	$1.1	$0.9	$67.6	$(80.2)

The following tables provide details of amounts reclassified from Accumulated other comprehensive loss:

	Amount Reclassified from
	Accumulated Other
	Comprehensive (Loss) Earnings
Details about Accumulated Other	Three Months Ended
Comprehensive (Loss) Earnings	March 31,	March 31,
Components	2016	2015	Affected Line Item in the Statements of Earnings
Recognition of pension and other postretirement benefit plans prior service credit
Amortization of prior service benefit	$0.2	$0.2	Note 10, Employee Pension and Postretirement Plans
	(0.1)	(0.1)	Tax (liability) benefit
	$0.1	$0.1	Net of tax

Unrealized gains and (losses) on marketable securities
Non-OTTI	$–	$0.5	Other expense (income), net
	–	(0.1)	Tax (liability) benefit
	$–	$0.4	Net of tax

Unrealized gain (loss) on cash flow hedges
	$1.2	$16.4	Revenue
	–	0.5	Other expense (income), net
	(0.1)	(1.7)	Tax (liability) benefit
	$1.1	$15.2	Net of tax

Total reclassifications for the period	$1.2	$15.7	Net of tax

9.          EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended
	March 31
	2016	2015
Numerator:
Net (loss) earnings	$(39.4)	$20.2
Denominator:
Weighted average shares used to compute basic EPS	62.3	61.3
Effect of dilutive securities -
Employee stock plans	–	1.1
Weighted average shares used to compute diluted EPS	62.3	62.4

Basic net EPS	$(0.63)	$0.33
Diluted net EPS	$(0.63)	$0.32

Outstanding stock based compensation awards were not considered in the diluted EPS calculation due to the Company’s net loss position for the three months ended March 31, 2016. RSUs, stock options, and dividend equivalent units totaling 0.8 million for the three months ended March 31, 2015 were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, other than replacement RSU agreements for Kofax LTIPs, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of March 31, 2016, there were approximately 0.2 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

10.          EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three months ended March 31, 2016 and 2015 were as follows:

Pension Benefits:	Three Months Ended
	March 31
	2016	2015
Service cost	$1.5	$1.5
Interest cost	8.1	7.6
Expected return on plan assets	(10.0)	(11.2)
Actuarial net loss	17.2	–
Curtailment and termination benefit loss	2.4	–
Net periodic benefit cost (credit)	$19.2	$(2.1)

Other Postretirement Benefits:	Three Months Ended
	March 31
	2016	2015
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Amortization of prior service (benefit) cost	(0.2)	(0.2)
Actuarial net loss	0.5	–
Curtailment and termination benefit loss	0.6	–
Net periodic benefit cost	$1.2	$0.1

The March 2016 pension and other postretirement curtailment and termination benefit losses of $3.0 million are related to the 2016 Restructuring Actions in the U.S.  Pension and other postretirement curtailment and termination benefit losses are accrued when the obligation is probable and estimable. The Company was required to remeasure U.S. pension and other postretirement plan obligations at March 31, 2016, due to the curtailments, which included updating assumptions such as the discount rate and demographic data and testing fair values of related plan assets. This resulted in the recognition of $17.7 million in actuarial net losses.

For the three months ended March 31, 2016, $1.2 million of contributions have been made to the Company’s pension and postretirement plans. The Company currently expects to contribute approximately $8 million to its pension and other postretirement plans for the remainder of 2016.

11.          DERIVATIVES

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

Cash Flow Hedges

Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. Lexmark regularly enters into foreign exchange options generally expiring approximately twelve months from execution as hedges of anticipated sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

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

Fair Value Hedges

Net outstanding notional amount of derivative positions as of March 31, 2016 is in the table that follows. These positions were driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below:

March 31,
Long (Short) Positions by Currency (in USD)	2016
EUR / USD	$208.2
GBP / USD	37.2
EUR / GBP	(34.5)
Other, net	(52.8)
Total	$158.1

As of March 31, 2016 and December 31, 2015, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange	March 31,	December 31,	March 31,	December 31,
Contracts	2016	2015	2016	2015
Gross asset position	$1.1	$2.2	$–	$–
Gross (liability) position	–	–	(1.3)	(2.4)
Net asset (liability) position (1)	1.1	2.2	(1.3)	(2.4)
Gross amounts not offset (2)	–	–	–	–
Net amounts	$1.1	$2.2	$(1.3)	$(2.4)

(1) Amounts presented in the Consolidated Condensed Statements of Financial Position

(2) Amounts not offset in the Consolidated Condensed Statements of Financial Position

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in
	Cost of revenue*		Other expense (income), net
	Three Months Ended		Three Months Ended
Fair Value Hedging	March 31		March 31
Relationships	2016	2015	2016	2015
Foreign exchange contracts	$(1.3)	$4.2	$(6.3)	$0.4
Underlying	2.2	(5.0)	6.5	(0.1)
Total	$0.9	$(0.8)	$0.2	$0.3

* Gains and losses recorded in Cost of revenue are included in Product on the Consolidated Condensed Statements of Earnings

Cash Flow Hedges

The Company’s cash flow hedging contracts are not subject to master netting agreements or other terms under U.S. GAAP that allow net presentation in the Consolidated Condensed Statements of Financial Position. The total notional amounts as of March 31, 2016 of the Company’s foreign exchange options designated as cash flow hedges of anticipated Euro and British pound denominated sales were $602.2 million and $29.9 million, respectively. As of March 31, 2016 and December 31, 2015, the Company had the following gross derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position for its cash flow hedges:

Foreign Exchange	March 31,	December 31,
Contracts	2016	2015
Gross asset position	$9.2	$20.5
Gross (liability) position	(18.8)	(9.5)

The Company had the following gains and (losses) related to derivative instruments qualifying and designated as cash flow hedging instruments and related hedged items recorded on the Consolidated Condensed Statements of Comprehensive Earnings:

Location of gain
			(loss) reclassified	Pre-tax amount of
			from	gain (loss) reclassified from
	Amount of after-tax		Accumulated other	Accumulated other
	(loss) gain recognized in		comprehensive loss	comprehensive loss
	Other comprehensive		into	into
	(loss) earnings		Net (loss) earnings	Net (loss) earnings
	(effective portion)		(effective portion)	(effective portion)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
Cash Flow Hedging Relationships	2016	2015		2016	2015
Foreign Exchange Contracts	$(18.6)	$51.7	Revenue	$1.2	$16.4

The Company did not discontinue hedge accounting for any derivative instruments designated as cash flow hedges during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company discontinued hedge accounting for certain derivative instruments previously designated as cash flow hedges because it was probable that the underlying forecasted transaction would not occur. As a result, gains of $0.5 million were reclassified into earnings and recognized as a component of Other expense (income), net on the Consolidated Condensed Statements of Earnings during the period.

As of March 31, 2016 and December 31, 2015, deferred net (losses) gains on derivative instruments recorded in Accumulated other comprehensive loss were $(9.7) million and $11.0 million respectively, pre-tax. If realized, all amounts as of March 31, 2016 will be reclassified into earnings during the next 12 months. Ineffective portions of hedges are immediately recognized in current period earnings. There were no material gains or losses related to the ineffective portion of hedges recognized in the three months ended March 31, 2016 or 2015.

Additional information regarding derivatives can be referenced in Note 2 of the Notes to Consolidated Condensed Financial Statements.

12.          SEGMENT DATA

Lexmark operates in the office imaging and enterprise content and business process management markets. The Company is managed along two operating segments: ISS and Enterprise Software.

ISS offers a broad portfolio of monochrome and color laser printers and laser multifunction products as well as a wide range of supplies and services covering its printing products and technology solutions.

Enterprise Software offers an integrated suite of ECM, BPM, DOM/CCM that includes case management, electronic signature, process analytics, information and application integration, intelligent content capture and data extraction, enterprise search software and medical imaging VNA software products and solutions. The Company acquired Claron on January 2, 2015 and Kofax on May 21, 2015. These acquisitions further expanded and strengthened the solutions available in the Enterprise Software segment.

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended
	March 31
	2016	2015
Revenue:
ISS	$668.8	$765.5
Enterprise Software	137.4	86.5
Total revenue	$806.2	$852.0

Operating (loss) income:
ISS	$112.9	$139.7
Enterprise Software	(24.1)	(18.0)
All other	(127.3)	(79.5)
Total operating (loss) income	$(38.5)	$42.2

Operating (loss) income noted above for the three months ended March 31, 2016 includes restructuring (reversals) charges of $(9.8) million in ISS, $(2.9) million in Enterprise Software and $1.9 million in All other. Operating (loss) income related to Enterprise Software for the three months ended March 31, 2016 also includes $29.4 million of amortization expense related to intangible assets acquired by the Company. All other for the three months ended March 31, 2016 includes a pension and other postretirement benefit plan asset and actuarial net loss of $17.7 million, $6.6 million of charges related to the remediation of identified material weakness in financial reporting controls over income taxes and $3.0 million in curtailment and termination benefit losses.

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

13.          COMMITMENTS AND CONTINGENCIES

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

In a related industry case, on November 12, 2015 the Court of Justice of the European Union (“CJEU”) declared the Belgian reprography levy collection system incompatible with EU law, thereby further strengthening Lexmark’s case (HP Belgium vs. Reprobel, C-572/13). As a result of these significant legal decisions, Lexmark reversed its accrual for this matter in the fourth quarter of 2015 because it has determined that a loss with respect to such litigation is no longer probable given the decision of the Civil Court of First Instance of Brussels in favor of the Company and the CJEU’s November decision declaring the Belgian copyright levy system incompatible with European Union law.

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

14.          RECENT ACCOUNTING PRONOUNCEMENTS

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

ASU 2014-09 may be adopted through either retrospective application to all periods presented in the financial statements or through a cumulative effect adjustment to retained earnings by applying the new guidance to contracts that are not completed at the effective date. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date to provide a one year delay in the effective date of ASU 2014-09. The effective date of the new guidance for the Company is now January 1, 2018; however, early application is permitted for the Company’s 2017 fiscal year. The FASB also issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing in March 2016 and April 2016, respectively, to help clarify certain aspects of ASU 2014-09. These ASUs have the same effective date and transition requirements as described above.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease, the lease classification criteria, and the lessor accounting model. The amendments in ASU 2016-02 will be effective for the Company on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest period presented in the financial statements. Early application is permitted. The Company is currently evaluating this guidance.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 requires that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement rather than stockholders’ equity and may increase volatility in net earnings. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur under the new guidance. Under ASU 2016-09, excess tax benefits or tax deficiencies will no longer be included in the assumed proceeds under the treasury stock method for calculating diluted earnings per share and excess tax benefits will be included in the determination of operating cash flows and no longer classified as a financing inflow on the statement of cash flows. Furthermore, the Company will be permitted to account for forfeitures as they occur or continue its practice of estimating forfeitures as required under current guidance. ASU 2016-09 is effective for the Company on January 1, 2017; however, early adoption is permitted. The transition requirements for ASU 2016-09 vary by topic. The Company is currently evaluating this guidance.

The FASB issued other accounting guidance during the period that is not applicable to the Company’s financial statements and, therefore, is not discussed above.

15.          SUBSEQUENT EVENTS

On April 19, 2016 the Company entered into the Merger Agreement that provides for the acquisition of the Company by a consortium composed of Apex Technology Co., Ltd., PAG Asia Capital and Legend Capital Management Co., Ltd. in a cash transaction for $40.50 per share, with closing of the acquisition expected in the second half of 2016. The consummation of the acquisition is subject to approval of the Company's shareholders, applicable foreign and domestic regulatory clearances and other customary closing conditions. While the Company's Board of Directors has approved by unanimous vote of the directors present the Merger Agreement and the transactions contemplated thereby, there can be no certainty that the acquisition will be successfully consummated.

On April 19, 2016, the Company’s Board of Directors approved a quarterly dividend of $0.36 per share of Class A Common Stock. The dividend is payable June 17, 2016 to stockholders of record on June 3, 2016.

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

On April 19, 2016 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provides for the acquisition of the Company by a consortium composed of Apex Technology Co., Ltd., PAG Asia Capital and Legend Capital Management Co., Ltd. in a cash transaction for $40.50 per share, with closing of the acquisition expected in the second half of 2016. The consummation of the acquisition is subject to approval of the Company's shareholders, applicable foreign and domestic regulatory clearances and other customary closing conditions. While the Company's Board of Directors has approved by unanimous vote of the directors present the Merger Agreement and the transactions contemplated thereby, there can be no certainty that the acquisition will be successfully consummated.

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

Except for the item discussed below, management believes that there have been no significant changes during 2016 to the items that were disclosed as critical accounting policies and estimates within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2015 Annual Report on Form 10-K.

Goodwill and Intangible Assets

Goodwill recognized by the Company at March 31, 2016 related to the Enterprise Software reporting unit is $1,317.4 million. The fair value of the Enterprise Software reporting unit was in excess of its carrying value during the last impairment test as of December 31, 2015. The carrying value of the Enterprise Software reporting unit includes goodwill and intangible assets from recently acquired businesses such as Kofax, the values of which were derived from more recent business operating plans and macroeconomic conditions and therefore are more susceptible to an adverse change that could require an impairment charge. The value of the Enterprise Software reporting unit is heavily reliant on forecasted financial information, as well as multiples developed from prices paid in observed market transactions of comparable companies. Key assumptions to the valuation of Enterprise Software include revenue growth rates that approximate anticipated growth in the market segments served by Enterprise Software. Other key inputs to the fair value calculations include operating margin assumptions and discount rates. The Enterprise Software reporting unit’s operating results fell short of expectation during the first quarter of 2016; however, the Company’s long-term projected operating results remain unchanged. If the Company is not able to achieve the projected performance levels, future impairments could be possible, which would negatively impact the Company’s earnings.

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

  The Enterprise Software strategy is primarily focused on capturing profitable software licenses, subscriptions and maintenance annuities from its industry and process-specific workflow enhancing solutions by combining its deep industry expertise and a integrated suite of ECM, BPM, DOM/CCM (which includes case management, electronic signature, process analytics, information and application integration, intelligent content capture and data extraction, enterprise search software and medical imaging VNA software) products and solutions into a model that is easy to integrate, use and support.

  Together, ISS and Enterprise Software are creating synergies to accelerate the growth of each segment. ISS provides global enterprise account presence, infrastructure and industry expertise. Enterprise Software provides advanced software solutions to further differentiate ISS MPS offerings and industry expertise.

While focusing on core strategic initiatives, Lexmark has taken actions over the last few years to improve its cost and expense structure. As a result of restructuring initiatives, significant changes have been implemented, from the consolidation and reduction of the manufacturing and support infrastructure and the increased use of shared service centers in low-cost countries, to the exit of inkjet technology. In July 2015 and February 2016, the Company announced restructuring actions designed to increase profitability and operational efficiency. In 2012, the Company announced restructuring actions including exiting the development and manufacturing of its remaining inkjet hardware. As previously reported, in the second quarter of 2013, the Company sold its inkjet-related technology and assets.

Lexmark is committed to creating shareholder value by growing a more predictable annuity revenue base and transforming to a higher value portfolio through both expansion of its current MPS and software product offerings. Refer to Part I, Item 1, Note 15 of the Notes to Consolidated Condensed Financial Statements for more information on the definitive merger agreement the Company has entered into as a result of the exploration of strategic alternatives process.

ISS

Lexmark’s ISS segment continues to focus on capturing profitable supplies and service annuities generated from its monochrome and color laser printers and MFPs. Associated strategic initiatives include:

  Expanding and strengthening the Company’s product line of workgroup monochrome and color laser printers and laser MFP devices;

  Advancing and strengthening the Company’s industry solutions including integrated ECM, BPM, DOM/CCM, intelligent data capture and search solutions to maintain and grow the Company’s penetration in selected industries;

  Advancing and growing the Company’s MPS business; and

  Expanding the Company’s rate of participation in market opportunities and channels.

Enterprise Software

Lexmark’s software strategy is to deliver affordable, industry and process-specific workflow enhancing solutions through deep industry expertise and a broad content and process management software platform, in a model that is easy to integrate, use and support. The Company acquired Perceptive Software, Inc. in 2010; Pallas Athena Holdings B.V. in 2011; BDGB Enterprise Software (Lux) S.C.A. (“Brainware”), ISYS Search Software Pty Ltd., Nolij Corporation and Acuo Technologies, LLC in 2012; AccessVia, Inc., Twistage, Inc., Saperion and PACSGEAR, Inc. in 2013, ReadSoft and GNAX Health in 2014 and Claron and Kofax in 2015. These acquisitions enhance Lexmark’s capabilities as a content and process management solutions provider, expand the Company’s market opportunity and provide a core strategic component for the Company’s future.

Key software strategic initiatives include:

  Advancing and growing the Company’s content and process management solutions business internationally;

  Expanding and strengthening the Company’s content and process management software product line;

  Expanding the Company’s rate of participation in content and process management software solutions for specific industries and processes; and

  Successful integration of Kofax.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31
	2016		2015
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Revenue	$806.2	100%	$852.0	100%
Gross profit	306.4	38	329.9	39
Operating expense	344.9	43	287.7	34
Operating (loss) income	(38.5)	(5)	42.2	5
Net (loss) earnings	(39.4)	(5)	20.2	2

For the three months ended March 31, 2016, total Lexmark revenue declined 5% YTY, driven by declines in laser hardware revenue of 18% due to competitive pressures and an unfavorable impact of approximately 3% due to the Company’s exit of inkjet technology. There was also an unfavorable YTY currency impact on revenue of 4%. These factors were partially offset by a positive impact of 6% for growth in Enterprise Software revenue, driven by the acquisition of Kofax, as well as the continued growth in MPS supplies revenue.

For the three months ended March 31, 2016, operating income decreased $80.7 million or 191% YTY primarily due to higher operating expense driven by higher acquisition-related adjustments and a pension and other postretirement benefit plan actuarial net loss. Net earnings for the three months ended March 31, 2016 declined $59.6 million or 295% from the prior year, primarily due to lower operating income. Net earnings for the three months ended March 31, 2016 included $60.3 million of pre-tax acquisition and strategic alternatives-related adjustments, a pension and other postretirement benefit plan actuarial net loss of $17.7 million, $6.6 million in remediation-related charges and $(7.0) million of pre-tax restructuring reversals and project costs. Net earnings for the three months ended March 31, 2015 included $36.7 million of pre-tax acquisition-related adjustments and $1.9 million of pre-tax restructuring charges and project costs. The Company uses the term “acquisition and strategic alternatives-related adjustments” for purchase accounting adjustments, incremental acquisition and integration costs related to acquisitions and costs related to the exploration of strategic alternatives. The Company uses the term “project costs” for incremental charges related to the execution of its restructuring plans. The Company uses the term “remediation-related charges” for professional fees associated with analysis and remediation of the Company’s previously disclosed material weakness in internal controls over income tax accounting.

Revenue

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended
	March 31
(Dollars in millions)	2016	2015	% Change
ISS	$668.8	$765.5	(13)%
Enterprise Software	137.4	86.5	59
Total revenue	$806.2	$852.0	(5)%

ISS

For the three months ended March 31, 2016, ISS revenue declined 13% compared to the same period in 2015, which reflected unfavorable currency and inkjet exit impacts of approximately 4% and 4%, respectively. Large workgroup laser hardware revenue, which represented about 84% of total hardware revenue for the three months ended March 31, 2016, declined 19% YTY reflecting a 12% decline in units, primarily driven by competitive pressures, and an 8% decline in average unit revenue (“AUR”), reflecting unfavorable currency movements and an unfavorable product mix. Small workgroup laser hardware revenue, which for the three months ended March 31, 2016 represented about 16% of total hardware revenue, declined 13% YTY reflecting a 12% decline in units, driven by competitive pressures, and a 1% decrease in AUR driven by unfavorable currency movements, partially offset by favorable product mix. There was no inkjet exit hardware revenue for the three months ended March 31, 2016. The Company uses the term “large workgroup” to include departmental, large workgroup and medium workgroup lasers, which are typically attached directly to large workgroup networks, as well as dot matrix printers and options. The term “small workgroup” includes small workgroup lasers and personal lasers, which are attached to small workgroup networks and/or personal computers. The Company uses the term “inkjet exit” to include consumer and business inkjet hardware and supplies.

Supplies revenue for the three months ended March 31, 2016 was down 12% compared to the same period in 2015, reflecting unfavorable currency and inkjet exit impacts of 4% and 5%, respectively. Laser supplies revenue decreased 8% YTY primarily due to unfavorable currency impact of 5% and unfavorable branded revenue per page impact of 7%. These factors were partially offset by continued YTY growth in MPS laser supplies revenue. Inkjet exit supplies revenue declined 58% YTY due to ongoing and expected declines in the inkjet installed base as the Company has exited inkjet technology.

Enterprise Software

For the three months ended March 31, 2016, revenue for Enterprise Software increased 59% compared to the same period in 2015. The YTY increases in license, maintenance and support, subscription and professional services revenue reflected a favorable impact of 70% due to the acquisition of Kofax. These factors were partially offset by an unfavorable currency impact of 2%.

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

See “Acquisition and Strategic Alternatives-related Adjustments” section that follows for further discussion.

Revenue by Geography

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended
	March 31
(Dollars in millions)	2016	2015	% Change
United States	$388.1	$384.7	1%
Europe, the Middle East, & Africa ("EMEA")	286.9	306.9	(7)
Other international	131.2	160.4	(18)
Total revenue	$806.2	$852.0	(5)%

For the three months ended March 31, 2016, revenues in the United States increased slightly compared to the same period in 2015 primarily due to higher Enterprise Software revenue, partially offset by lower laser hardware and laser supplies revenue as well as the negative impact of the Company’s planned exit from inkjet technologies. Revenues in EMEA declined compared to the same period in 2015 primarily due to lower laser hardware and laser supplies revenue, which reflected unfavorable currency impact and the negative impact of the Company’s planned exit from inkjet technologies. These factors were partially offset by growth in Enterprise Software revenue. The YTY decline in revenues in other international regions was primarily due to lower laser supplies and laser hardware revenues in Latin America and Asia Pacific, partially offset by growth in Enterprise Software revenue. For the three months ended March 31, 2016, currency exchange rates had an unfavorable YTY impact on total revenue of 4%.

Gross Profit

The following table provides gross profit information:

	Three Months Ended
	March 31
(Dollars in millions)	2016	2015	Change
Gross profit dollars	$306.4	$329.9	(7)%
% of revenue	38%	39%	(1) pts

For the three months ended March 31, 2016, consolidated gross profit decreased 7% and gross profit as a percentage of revenue decreased 1 percentage point compared to the same period in 2015. Gross profit as a percentage of revenue for the three months ended March 31, 2016 versus the same period in 2015 reflected a favorable mix impact of 2 percentage point for laser hardware and a higher relative percentage of license and subscription revenue, partially offset by unfavorable impact of 1 percentage point for higher acquisition-related costs. Product margins had a negative impact of 1 percentage point, reflecting an unfavorable impact for currency movements. Gross profit for the three months ended March 31, 2016 included $24.0 million of pre-tax acquisition-related adjustments and $4.4 million of pension and other postretirement benefit plan actuarial net losses. Gross profit for the three months ended March 31, 2015 included $16.5 million of pre-tax acquisition-related adjustments.

See “Restructuring Charges and Project Costs” and “Acquisition and Strategic Alternatives-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended
	March 31
(Dollars in millions)	2016	2015	% Change
Research and development	$83.7	$77.7	8%
Selling, general and administrative	272.8	210.2	30
Restructuring and related reversals	(11.6)	(0.2)	5,700
Total operating expense	$344.9	$287.7	20%

For the three months ended March 31, 2016, total operating expense increased 20% compared to the same period in 2015. Research and development expenses for the three months ended March 31, 2016 increased 8% compared with the same period in 2015 driven by increases related to the acquisition of Kofax and the impact of the pension and other postretirement benefit plan net loss, partially offset by favorable currency movements and overall expense management. Selling, general and administrative expenses for the three months ended March 31, 2016 increased 30% compared with the same period in 2015, reflecting higher acquisition and strategic alternatives-related adjustments, increases related to the acquisition of Kofax and the impact of the pension and other postretirement benefit plan net loss. These factors were partially offset by favorable currency movements and expense reductions in ISS and Enterprise Software due to the Company’s restructuring actions.

The following table provides restructuring (reversals) charges and project costs, acquisition and strategic alternatives-related adjustments, the impact of the pension and other postretirement benefit plan net loss and remediation-related charges included in the Company’s operating expense for the periods presented:

	Three Months Ended
	March 31
	2016				2015
		Acquisition and	Pension and
	Restructuring	strategic	other		Restructuring
	(reversals)	alternatives-	postretirement	Remediation-	(reversals)	Acquisition-
	charges and	related	benefit plan	related	charges and	related
(Dollars in millions)	project costs	adjustments	net loss	charges	project costs	adjustments
Research and development	$–	$0.3	$2.1	$–	$–	$0.2
Selling, general and administrative	4.6	36.0	11.2	6.6	2.0	20.0
Restructuring and related reversals	(11.6)	–	–	–	(0.2)	–
Total	$(7.0)	$36.3	$13.3	$6.6	$1.8	$20.2

See “Restructuring Charges and Project Costs” and “Acquisition and Strategic Alternatives-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income (loss) by segment:

	Three Months Ended
	March 31
(Dollars in millions)	2016	2015	Change
ISS	$112.9	$139.7	(19)%
% of segment revenue	17%	18%	(1)	pt

Enterprise Software	(24.1)	(18.0)	(34)%
% of segment revenue	(18)%	(21)%	3	pt

All other	(127.3)	(79.5)	(60)%
Total operating income (loss)	$(38.5)	$42.2	(191)%
% of total revenue	(5)%	5%	(10)	pt

For the three months ended March 31, 2016, the decrease in consolidated operating income from the same period in 2015 reflected lower operating income in the ISS segment and higher operating losses in Enterprise Software. All other reflected higher operating expenses related to the acquisition of Kofax and higher acquisition and strategic alternatives-related adjustments as well as the unfavorable impact of the pension and other postretirement benefit plan net loss. These factors were partially offset by favorable currency impact. The lower ISS operating income for the three months ended March 31, 2016 reflected lower revenues primarily due to unfavorable currency movements, the inkjet exit, and lower laser hardware revenues partially offset by lower operating expenses due to cost reductions and reversals of restructuring charges and project costs as well as favorable currency impact. The higher operating losses in Enterprise Software were driven by higher acquisition-related adjustments and other operating expenses partially offset by higher revenues primarily due to the acquisition of Kofax.

The following tables provide restructuring (reversals) charges and project costs, acquisition and strategic alternatives-related adjustments, the impact of the pension and other postretirement benefit plan net loss and remediation-related charges included in the Company’s operating income for the periods presented:

	Three Months Ended
	March 31
	2016				2015
		Acquisition and	Pension and
	Restructuring	strategic	other		Restructuring
	(reversals)	alternatives-	postretirement	Remediation-	(reversals)	Acquisition-
	charges and	related	benefit plan	related	charges and	related
(Dollars in millions)	project costs	adjustments	net loss	charges	project costs	adjustments
ISS	$(9.7)	$0.2	$–	$–	$0.3	$0.1
Enterprise Software	(2.8)	35.4	–	–	(0.2)	26.1
All other	5.5	24.7	17.7	6.6	1.8	10.5
Total	$(7.0)	$60.3	$17.7	$6.6	$1.9	$36.7

See “Restructuring Charges and Project Costs” and “Acquisition and Strategic Alternatives-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended
	March 31
(Dollars in millions)	2016	2015
Interest expense (income), net	$11.3	$7.7
Other expense (income), net	0.4	0.8
Total interest and other expense (income), net	$11.7	$8.5

For the three months ended March 31, 2016, total interest and other expense (income) increased compared to the same period in 2015 reflecting higher interest expense for borrowings related to the acquisition of Kofax.

Provision for Income Taxes and Related Matters

As stated in Note 1, in conjunction with the remediation efforts to resolve the material weakness disclosed in the Company’s 2015 Form 10-K, the Company identified errors related to the income tax provision and related to current tax, deferred tax and unrecognized tax benefits accounts that impacted the Company’s previously issued interim and annual consolidated financial statements. Specifically, identified errors related to deferred taxes associated with outside basis differences and other temporary differences of certain foreign subsidiaries and U.S. deferred taxes related to deferred revenue and other temporary differences. Additional errors related to the recognition and measurement of U.S. and foreign unrecognized tax benefits and correlative offsets in current taxes.

The Provision for income taxes for the three months ended March 31, 2016 was a benefit of $10.8 million or an effective tax rate of 21.5%, compared to an expense of $13.5 million or an effective tax rate of 40.1% for the three months ended March 31, 2015. The difference in these rates is primarily due to a shift in the expected geographic distribution of earnings for 2016 compared to 2015 and certain losses in 2016 that are not expected to result in an income tax benefit. Additionally, for the three months ended March 31, 2016, the Company increased income tax benefit by $2.1 million in recognition of several discrete items, which primarily included a tax benefit related to the release of uncertain tax position accruals due to lapse of statute in the current period.

The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% as a result of U.S. state taxes on U.S. earnings and lower tax rates applicable to foreign earnings in most foreign jurisdictions in which the Company operates, most notably, Switzerland.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended
	March 31
(Dollars in millions, except per share amounts)	2016	2015
Net (loss) earnings	$(39.4)	$20.2

Basic (loss) earnings per share	$(0.63)	$0.33
Diluted (loss) earnings per share/	$(0.63)	$0.32

Net earnings for the three months ended March 31, 2016 declined from the prior year primarily due to decreased operating income. For the three months ended March 31, 2016, the YTY decrease in basic and diluted (loss) earnings per share were primarily due to lower earnings.

RESTRUCTURING CHARGES AND PROJECT COSTS

Summary of Restructuring Impacts

The Company’s 2016 financial results are impacted by its restructuring plans and related projects. Project costs consist of additional charges related to the execution of the restructuring plans. These project costs are incremental to the Company’s normal operating charges and are expensed as incurred, and include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs.

Summary of Restructuring Actions

2016 Restructuring Actions

On February 23, 2016, the Company announced restructuring actions (the “2016” Restructuring Actions”) designed to increase profitability and operational efficiency primarily in its ISS Segment. These restructuring actions are focused on optimizing the Company’s ISS structure, primarily as a result of the continued strong U.S. dollar, and are also aligned with the previously announced strategic alternatives process.

The 2016 Restructuring Actions will impact about 550 positions worldwide through December 2016, with a portion of the positions being shifted to low-cost countries. The 2016 Restructuring Actions will result in total pre-tax charges, including project costs of approximately $65 million, with $36 million incurred to date, and the remainder to be incurred in 2016. The total cash costs of the 2016 Restructuring Actions will be approximately $59 million, of which $33 million has been incurred to date, and the remainder to be incurred in 2016. The cash outlays for the 2016 Restructuring Actions were $2 million through the first quarter 2016 and are anticipated to be approximately $57 million for the remainder of 2016.

The 2016 Restructuring Actions will generate cash savings of approximately $67 million in 2016 and ongoing annual savings of approximately $100 million in 2017, all of which will be cash savings. These ongoing savings will be split approximately 90% to Operating expense and approximately 10% to Cost of revenue. The Company expects these actions to be complete by the end of 2016.

2015 Restructuring Actions

On July 21, 2015, the Company announced restructuring actions (the “2015 Restructuring Actions”) designed to increase profitability and operational efficiency. These Company-wide restructuring actions are broad-based but capture the cost and expense synergies from the Kofax and ReadSoft acquisitions. Primary Company-wide impacts are general and administrative, marketing and development positions, as well as the consolidation of regional facilities.

The 2015 Restructuring Actions impact about 500 positions worldwide through December 2016, with approximately one-third of the positions being shifted to low-cost countries. The 2015 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $55 million, with $34 million incurred to date and approximately $21 million remaining to be incurred in 2016. The total cash costs of the 2015 Restructuring Actions are approximately $54 million, with $33 million incurred to date and approximately $21 million to be incurred in 2016. The cash outlays for the 2015 Restructuring Actions were $17 million through the first quarter of 2016 and are anticipated to be approximately $37 million for the remainder of 2016.

The 2015 Restructuring Actions will generate cash savings of approximately $55 million in 2016 and ongoing annual savings of approximately $65 million beginning in 2017, all of which will be cash savings. These ongoing savings will be split approximately 90% to Operating expense and approximately 10% to Cost of revenue. The Company expects these actions to be complete by the end of 2016.

Other Restructuring Actions

As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher usage business platforms, the Company announced various restructuring actions (the “Other Restructuring Actions”) over the past several years. The Other Restructuring Actions primarily include exiting the deveopment and manufacturing of the Company’s remaining inkjet hardware, with reductions primarily in the areas of inkjet-related manufacturing, research and development, supply chain, marketing and sales, as well as other support functions. The Other Restructuring Actions are considered substantially completed and any remaining charges to be incurred from these actions are expected to be immaterial.

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the 2016, 2015 and Other Restructuring Actions.

Impact to 2016 Financial Results

For the three months ended March 31, 2016, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

	2016
	Actions	2016 Actions		2015 Actions			Other
	Restructuring	Restructuring-		Restructuring	2015 Actions		Restructuring
	Charges	related	2016	Charges	Restructuring	2015	Charges	Other	Total
	(Reversals)	Pension Costs	Actions	(Reversals)	Project	Actions	(Reversals)	Actions	All
(Dollars in millions)	(Note 3)	(Note 10)	Total	(Note 3)	Costs	Total	(Note 3)	Total	Actions
Accelerated depreciation charges	$–	$–	$–	$0.8	$–	$0.8	$–	$–	$0.8
Employee termination benefit charges (reversals)	(7.6)	–	(7.6)	(3.8)	–	(3.8)	–	–	(11.4)
Contract termination and lease charges (reversals)	–	–	–	–	–	–	(0.2)	(0.2)	(0.2)
Pension and other postretirement curtailment and termination benefit loss	–	3.0	3.0	–	–	–	–	–	3.0
Project costs	–	–	–	–	0.8	0.8	–	–	0.8
Total restructuring charges (reversals) and project costs	$(7.6)	$3.0	$(4.6)	$(3.0)	$0.8	$(2.2)	$(0.2)	$(0.2)	$(7.0)

The Company experienced higher levels of attrition than expected during the first quarter of 2016 as a result of the strategic alternatives process as well as announced restructuring programs. The Company’s cost savings and headcount reduction targets have not changed.

Restructuring charges (reversals) and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended March 31, 2016 as follows:

	Selling, general	Restructuring	Impact on
	and	and related	Operating
(Dollars in millions)	administrative	charges (reversals)	income
Accelerated depreciation charges	$0.8	$–	$0.8
Employee termination benefit charges (reversals)	–	(11.4)	(11.4)
Contract termination and lease charges (reversals)	–	(0.2)	(0.2)
Pension and other postretirement curtailment and termination benefit loss	3.0	–	3.0
Project costs	0.8	–	0.8
Total restructuring charges (reversals) and project costs	$4.6	$(11.6)	$(7.0)

For the three months ended March 31, 2016, restructuring charges (reversals) and project costs were incurred in the Company’s segments as follows:

	2016	2015	Other
(Dollars in millions)	Actions	Actions	Actions	Total
ISS	$(8.8)	$(0.9)	$–	$(9.7)
All other	4.2	1.3	–	5.5
Enterprise Software	–	(2.6)	(0.2)	(2.8)
Total restructuring charges (reversals) and project costs	$(4.6)	$(2.2)	$(0.2)	$(7.0)

Impact to 2015 Financial Results

For the three months ended March 31, 2015, total restructuring charges (reversals) and project costs included amounts related to other restructuring actions of the Company that are substantially completed. For the three months ended March 31, 2015, the Company incurred charges, including project costs, for its restructuring plans as follows:

	Other
	Restructuring
	Charges	Other
	(Reversals)	Restructuring	Total
(Dollars in millions)	(Note 3)	Project Costs	All Actions
Accelerated depreciation charges	$0.1	$–	$0.1
Employee termination benefit charges (reversals)	(0.2)	–	(0.2)
Project costs	–	2.0	2.0
Total restructuring charges (reversals) and project costs	$(0.1)	$2.0	$1.9

Restructuring charges (reversals) and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended March 31, 2015 as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
(Dollars in millions)	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation charges	$0.1	$0.1	$–	$–	$0.1
Employee termination benefit charges (reversals)	–	–	–	(0.2)	(0.2)
Project costs	–	–	2.0		2.0
Total restructuring charges (reversals) and project costs	$0.1	$0.1	$2.0	$(0.2)	$1.9

For the three months ended March 31, 2015, restructuring charges (reversals) and project costs were incurred in the Company’s segments as follows:

Other
(Dollars in millions)	Actions
ISS	$0.3
All other	1.8
Enterprise Software	(0.2)
Total restructuring charges (reversals) and project costs	$1.9

ACQUISITION AND STRATEGIC ALTERNATIVES-RELATED ADJUSTMENTS

Pre-tax acquisition and strategic alternatives-related adjustments affected the Company’s financial results as follows:

	Three Months Ended
	March 31
(Dollars in millions)	2016	2015
Reduction in revenue	$5.9	$3.2
Amortization of intangible assets	29.6	22.5
Acquisition and integration costs	16.1	11.0
Total acquisition-related adjustments	$51.6	$36.7
Strategic alternatives-related adjustments	8.7	–
Total acquisition and strategic alternatives-related adjustments	$60.3	$36.7

Reductions in revenue and amortization of intangible assets were recognized primarily in the Enterprise Software reportable segment. Acquisition and integration costs and costs related to the exploration of strategic alternatives were recognized primarily in All other.

Acquisitions

In connection with acquisitions, the Company incurs costs and adjustments (referred to as “acquisition-related adjustments”) that affect the Company’s financial results. These acquisition-related adjustments result from business combination accounting rules as well as expenses that would otherwise have not been incurred by the Company if acquisitions had not taken place.

Reductions in revenue result from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. Reductions in revenue are reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects future pre-tax reductions in revenue of approximately $6 million for the remainder of 2016. For full year 2017, the Company expects pre-tax reductions in revenue of approximately $5 million.

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

	Three Months Ended
	March 31
(Dollars in millions)	2016	2015
Recorded in Cost of product revenue	$18.1	$13.3
Recorded in Research and development	0.3	0.2
Recorded in Selling, general and administrative	11.2	9.0
Total amortization of intangible assets	$29.6	$22.5

The Company expects future pre-tax charges for the amortization of intangible assets of approximately $88 million for the remainder of 2016, with $29 million expected in the second quarter of 2016. For full year 2017, the Company expects pre-tax charges for the amortization of intangible assets of approximately $103 million.

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

Acquisition and integration costs were recognized in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $34 million for the remainder of 2016 and approximately $15 million for 2017.

Strategic alternatives

In 2015, the Company announced that its Board of Directors authorized the exploration of strategic alternatives to enhance shareholder value. The Company has incurred costs related to the exploration of strategic alternatives, and may incur additional costs, which may be material, such as investment banking fees, legal and accounting fees, employee travel expenses and compensation, and consulting costs. These costs are incremental to normal operating charges, are expensed as incurred and are reflected in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. Refer to Part I, Item 1, Note 15 of the Notes to Consolidated Condensed Financial Statements for more information on the definitive merger agreement the Company has entered into as a result of the exploration of strategic alternatives process.

FINANCIAL CONDITION

Lexmark’s financial position at March 31, 2016 and December 31, 2015, reflects the continued evolution into the Enterprise Software segment with negative working capital of $206.1 million and $142.2 million, respectively. The decrease in working capital is mainly driven by net debt repayments of $66 million, cash dividend payments of $22.5 million, property, plant and equipment purchases of approximately $23 million and an increase in accounts payable of $37.8 million driven by timing of payments during the first three months of 2016. This was partially offset by cash provided by operations of $79.1 million. In addition to the factors detailed above, there was favorable cash cycle performance of 7 days versus December 31, 2015.

At March 31, 2016 and December 31, 2015, the Company had senior note debt, net of debt issuance costs, of $697.5 million and $697.3 million, respectively. The Company also had $73.5 million outstanding under its U.S. trade receivables facility and $224.5 under its revolving credit facility, of which $3.5 million was classified as short-term, at March 31, 2016. The Company had $76 million outstanding under its U.S. trade receivables facility and $288 under its revolving credit facility at December 31, 2015.

The debt to capital ratio at March 31, 2016 of 48% decreased slightly compared to 49% at December 31, 2015. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31
(Dollars in millions)	2016	2015
Net cash flow provided by (used for):
Operating activities	$79.1	$(10.5)
Investing activities	(21.7)	129.7
Financing activities	(91.1)	(55.6)
Effect of exchange rate changes on cash and cash equivalents	2.4	(3.8)
Net change in cash and cash equivalents	$(31.3)	$59.8

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures. Refer to the Financing Activities section which follows for information regarding the Company’s debt activity during the three months ended March 31, 2016. Management believes that cash provided by operations will be sufficient on a worldwide basis to meet operating and capital needs. However, in the event that cash from operations is not sufficient, the Company has cash and cash equivalents and other potential sources of liquidity through further utilization of its committed and uncommitted revolving credit facilities. The Company may choose to use these sources of liquidity from time to time to fund strategic acquisitions and dividends.

As of March 31, 2016, the Company held $127.0 million in Cash and cash equivalents. The Company’s ability to fund operations from these balances could be limited by possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $117.8 million of Cash and cash equivalents was held by foreign subsidiaries. The Company utilizes a variety of strategies to deploy available cash in locations where it is needed. The Company’s intent is to permanently reinvest undistributed earnings of its foreign subsidiaries, and the Company’s current plans do not demonstrate a need to repatriate earnings of foreign subsidiaries to fund U.S. operations. However, if earnings of foreign subsidiaries were needed to fund U.S. operations, the Company may incur income and withholding taxes to repatriate a large portion of the earnings of foreign subsidiaries.

As of December 31, 2015, the Company held $158.3 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $107.9 million of Cash and cash equivalents and current Marketable securities was held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing Activities section to follow.

Operating Activities

The $89.6 million increase in cash flows from operating activities for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was driven by the following factors.

Net earnings decreased $59.6 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This was mainly attributable to decreased revenue and increased operating expenses. Included in the current year net loss was approximately $20 million of pension and postretirement expenses related to mark-to-market and curtailment adjustments. Refer to the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the three months ended March 31, 2016 compared to 2015, resulted in a favorable YTY impact of $88.2 million. Cash paid for incentive compensation for the three months ended March 31, 2015 was approximately $53 million higher than in 2016. Additional drivers include approximately a $12 million decrease in cash paid to customers for incentive based programs and approximately $7 million in lower taxes paid YTY.

Accounts payable increased $37.8 million for the three months ended March 31, 2016 compared to a decrease of $2.5 million for the three months ended March 31, 2015 which resulted in a favorable YTY impact of $40.3 million. Although Cost of revenue decreased year over year, the timing of purchases was more favorable in the current year.

Contributions for pension and other postretirement benefit plans decreased YTY with contributions of $1.2 million and $5.0 million during the three months ended March 31, 2016 and 2015, respectively, resulting in a favorable YTY cash impact of $3.8 million. This was primarily driven by favorable investment performance on plan assets.

The activities above were offset by the following factor.

Although trade receivables balances provided $14.3 million of cash in the three months ended March 31, 2016, receivables provided higher cash flow for operating activities in the three months ended March 31, 2015 of $26.9 million. This $12.6 million fluctuation year over year was driven by a unfavorable timing of revenue offset partially by improved collections in the current quarter.

Cash Conversion Days

	MAR 2016	DEC 2015	MAR 2015	DEC 2014
Days of sales outstanding	47	40	42	37
Days of inventory	42	36	44	34
Days of payables	97	77	92	72
Cash conversion days	(8)	(1)	(6)	(1)

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

Investing Activities

The $151.4 million decrease in net cash flows provided by investing activities for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was driven by the YTY net decrease of $197.2 million in cash flows provided by marketable securities investment activities, which were fully liquidated in 2015, partially offset by the YTY net decrease in cash flows used for business acquisitions of $30.3 million, and decreased purchases of property, plant and equipment of $13.5 million.

The Company’s business acquisitions, marketable securities and capital expenditures are discussed below.

Business Acquisitions

During the three months ended March 31, 2016, the Company did not purchase any businesses. In the first three months of 2015, the Company acquired substantially all the assets of Claron for $30.3 million. Claron is a leading provider of medical image viewing, distribution, sharing and collaboration software technology, and its solutions help healthcare delivery organizations provide universal access to patient imaging studies and other content across and between healthcare enterprises. The Company also obtained pre-title to all remaining shares of ReadSoft. The $4.6 million payment for the ReadSoft non-controlling interest shares can be found in Cash flows from financing activities section of the Consolidated Condensed Statements of Cash Flows. ReadSoft is a leading global provider of software solutions that automate business processes, both on premise and in the cloud.

Marketable Securities

The Company had no Marketable securities activity during the three months ended March 31, 2016 compared to $197.2 million net cash provided by Marketable securities for the three months ended March 31, 2015. In March 2015, the Company liquidated a portion of its marketable securities in anticipation of acquisition of Kofax, to fund the purchase of Claron and to fund its dividend and treasury share repurchase activities.

Capital Expenditures

For the three months ended March 31, 2016 and 2015, the Company spent $23.2 million and $36.7 million, respectively, on capital expenditures. The capital expenditures for 2016 principally related to infrastructure support (including internal-use software expenditures) and machinery and equipment related to new product development. The Company expects capital expenditures to be approximately $80.0 million for full year 2016, compared to full year 2015 capital expenditures of $112.6 million. Capital expenditures for 2016 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents or additional sources of liquidity, as discussed below.

Financing Activities

Cash flows used for financing activities were $91.1 million and $55.6 million for the first three months of 2016 and 2015, respectively. The YTY fluctuation of $35.5 million was primarily due to net debt payments of $66 million of the trade receivables and revolving credit facilities. This was partially offset by treasury stock repurchases of $4 million during the three months ended March 31, 2016 as compared to $30 million during the three months ended March 31, 2015. The Company paused its share repurchases in the second quarter of 2015 which resulted in favorable cash flows of $26 million year over year.

Additional information regarding the Company’s senior note debt, intra-period financing activities and certain historical financing activities of the Company are included in the sections below.

The Merger Agreement includes certain restrictions, limitations and prohibitions as to actions the Company may or may not take in the period prior to completion of the merger without the prior consent of the buying consortium.  Among other restrictions, the Merger Agreement limits, beyond previously budgeted amounts and allowed exceptions, the Company’s total capital spending, limits the extent to which the Company can obtain new financing through debt and equity, and prohibits the payment of cash dividends in excess of specified amounts.

Dividend Payments and Share Repurchases

For the three months ended March 31, 2016, the Company paid cash dividends of $0.36 per common share for $22.5 million. Refer to Note 8 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity during the year. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change. For the three months ended March 31, 2015, the Company paid cash dividends of $0.36 per common share for $22.1 million.

Refer to Note 15 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity that occurred subsequent to the date of the financial statements.

Shares were withheld to satisfy the minimum amount of its income tax withholding requirements related to certain officer’s vested RSUs. The fair value of the restricted shares withheld was determined on the date that the restricted shares vested. For the three months ended March 31, 2016, the Company withheld approximately 0.1 million restricted shares at a cost of $4.0 million. The shares have been classified as Treasury stock on the Consolidated Condensed Statements of Financial Position. The Company currently expects to satisfy share-based awards with registered shares available to be issued. For the three months ended March 31, 2015, the Company repurchased approximately 0.7 million shares at a cost of $30.0 million. As of March 31, 2016, there was approximately $55 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Merger Agreement includes certain restrictions, limitations and prohibitions as to actions the Company may or may not take in the period prior to completion of the merger without the prior consent of the buying consortium.  Among other restrictions, the Merger Agreement limits, beyond previously budgeted amounts and allowed exceptions, the Company’s total capital spending, limits the extent to which the Company can obtain new financing through debt and equity, and prohibits the payment of cash dividends in excess of specified amounts.

Intra-Period Financing Activities

The Company used its trade receivables facility, bank overdrafts and committed and uncommitted revolving credit facilities to supplement daily cash needs of the Company and its subsidiaries during the first three months of 2016 and 2015. The Company expects to continue to utilize the trade receivables and committed and uncommitted revolving credit facilities in future quarters to help fund its operations and strategic business combinations, if any, as discussed previously.

Senior Note Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At March 31, 2016, the outstanding balance of senior note debt was $697.5 million (net of unamortized issuance costs of $2.3 million and unamortized discount of $0.2 million).

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

On August 27, 2015, the trade receivables facility was amended by extending the term of the facility to October 6, 2017. In addition, Kofax, Inc. became a new originator under the facility, permitting advancements under the facility as accounts receivables are originated by Kofax, Inc. and sold to LRC. The maximum capital availability under the facility remains at $125 million under the amended agreement. At March 31, 2016, the outstanding balance of the trade receivables facility was $73.5 million. There were no secured borrowings outstanding under the trade receivables facility as of March 31, 2015. The average daily balance under the trade receivables facility during the first three months of 2016 and 2015 was $104.5 million and $37.2 million, respectively.

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

Revolving Credit Facility

The Company currently has a $500 million, 5-year senior, unsecured, multicurrency revolving credit facility with a maturity date of February 5, 2019. The outstanding balance of the revolving credit facility was $224.5 million as of March 31, 2016 including $3.5 million related to swingline borrowings, which is considered current and is included in Current portion of long-term debt on the Company’s Consolidated Condensed Statements of Financial Position. There were no amounts outstanding under the revolving credit facility for the three months ended March 31, 2015. The average daily balance under the revolving credit facility during the first three months of 2016 and 2015 was $217.4 million and $0.8 million, respectively.

The revolving credit facility contains customary affirmative and negative covenants and also contains certain financial covenants, including those relating to a minimum interest coverage ratio of not less than 3.0 to 1.0 and a maximum leverage ratio of not more than 3.0 to 1.0 as defined in the agreement. The revolving credit facility also limits, among other things, the Company’s indebtedness, liens and fundamental changes to its structure and business.

The revolving credit facility contains a “change of control” provision in which if there is an acquisition of the Company, the administrative agent and/or the lenders may terminate the commitments and declare the principal and accrued interest on any loans then outstanding immediately due and payable. Additional information is available on the Company’s Current Report on Form 8-K filed January 23, 2012.

On March 24, 2016, the revolving credit facility was amended for purposes of calculating the minimum interest coverage ratio, the maximum leverage ratio and the maximum permitted indebtedness of the Company by reducing the impact of certain cash restructuring charges, incurred by the Company prior to September 30, 2016, in the calculation of “Consolidated EBITDA”. Additional information related to the amendment can be found in the Form 8-K report that was filed with the SEC by the Company on March 25, 2016.

Uncommitted Revolving Credit Facility

On June 10, 2015, the Company entered into an agreement for an uncommitted revolving credit facility. Under this agreement, the Company may borrow up to a total of $100.0 million. There were no outstanding borrowings under the uncommitted revolving credit facility at March 31, 2016. The average daily balance under the uncommitted revolving credit facility during thre first three months ending March 31, 2016 was $66.4 million.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements as of March 31, 2016. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 14 of the Notes to Consolidated Condensed Financial Statements in Item 1 for a description of recent accounting pronouncements which is incorporated herein by reference. There are no known material changes and trends nor any recognized future impact of new accounting guidance beyond the disclosures provided in Note 14.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At March 31, 2016, the fair value of the Company’s senior notes was estimated at $737.4 million based on the prices the bonds have recently traded at in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at March 31, 2016 by $39.9 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to $8.1 million at March 31, 2016.

Since the borrowings under the revolving credit facility and the accounts receivable program utilize variable interest rate setting mechanisms such as one-month LIBOR, the fair value of these borrowings is deemed to be at par and the sensitivity of these borrowings to changes in interest rates is deemed to be immaterial.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective functional currency of each of the Company’s subsidiaries as well as foreign currency denominated revenue and profit translated into the functional currency of the Company. The primary currencies to which the Company was exposed on a transaction basis as of March 31, 2016 include the Euro, the British pound, the Swiss franc, the Philippine peso, the Chinese renminbi, the Singapore dollar, the Australian dollar and the Danish krone. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts (“transaction hedge contracts”) with maturity dates of approximately three months or less, though all foreign currency exposures may not be fully hedged. The Company hedges anticipated foreign currency denominated sales with foreign exchange option contracts (“cash flow hedge contracts”). The potential loss in fair value at March 31, 2016 for transaction hedge contracts and cash flow hedge contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar is approximately $39.7 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer (“CEO”) and Vice President and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chairman and CEO and Vice President and CFO have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, which continues to exist as of March 31, 2016. Management has determined that the revision described in Note 1 of the Notes to Consolidated Condensed Financial Statements to correct immaterial errors related to income tax accounting was an additional effect of the material weakness described in Management’s Report on Internal Control over Financial Reporting in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which continues to exist as of March 31, 2016.

Remediation of Material Weakness in Internal Control over Financial Reporting

With the oversight of the Company’s Finance and Audit Committee, the Company continued to take steps during the first quarter of 2016 to remediate its material weakness in internal control over accounting for income taxes. Building on its efforts during 2015, the Company made progress to remediate the material weakness and further enhance its internal controls. The Company continued to implement activities and improvements during the first quarter of 2016 which include:

  Tax leadership and personnel changes, including involving outside tax advisors in an outsourcing model,

  Defining and clearly communicating roles and responsibilities for income tax accounting to tax accounting personnel,

  Revising and formalizing numerous income tax review processes,

  Redesigning and executing a new, a more robust and precise internal control set related to income tax accounting, and

  Implementing new technology utilized in the accounting for income taxes.

The Company has continued to make progress toward refining its design and operating effectiveness of internal control during the first quarter of 2016. The Company expects to make additional improvements in internal control during the remainder of 2016. Given the annual nature of internal controls over accounting for income taxes, time is critical to fully integrate the new and redesigned controls into our processes and confirm them as effective and sustainable.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting other than the efforts discussed immediately above in Remediation of the Material Weakness in Internal Control over Financial Reporting.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information required by this item is set forth in Note 13 of the Notes to Consolidated Condensed Financial Statements, and is incorporated herein by reference. Other than the material developments reported in Note 13, there have been no material developments to the legal proceedings previously disclosed in Part II, Item 8, Note 19 of the Company’s 2015 Annual Report on Form 10-K.

Item 1A.  RISK FACTORS

Other than the risk factor set forth, below, there have been no material changes in the Company’s risk factors that have been previously disclosed in Part I, Item 1A of the Company’s 2015 Annual Report on Form 10-K.

The Company recently announced that it has entered into a definitive agreement to be acquired by a consortium of investors composed of Apex Technology Co., Ltd. and investment funds managed by PAG Asia Capital and Legend Capital.  The Company expects the transaction to close in the second half of 2016.  The Company’s operating results may be adversely affected by the pendency of the transaction, and a failure to consummate the transaction could have an adverse effect on the share price of the Company’s Class A Common Stock.

The Company’s pending acquisition by a consortium of investors composed of Apex Technology Co., Ltd. and investment funds managed by PAG Asia Capital and Legend Capital (collectively, the “Consortium”) creates various risks that could negatively impact the Company’s operating results or the price of the Company’s Class A Common Stock, including the following:

  the pending acquisition may not be consummated on the expected timeframe or at all if the Company fails to obtain the requisite approval of its stockholders or if the parties to the Merger Agreement fail to obtain necessary regulatory approvals or satisfy other closing conditions contemplated by the Merger Agreement, some of which are outside of the Company’s control;
  the disruption of management’s and employees’ attention to ongoing business activities due to the pending transaction;
  the potential adverse effect of the pending acquisition on the Company’s ability to attract, retain and motivate key employees who may be uncertain about their future roles within the Company following the completion of the Merger;
  the potential adverse impact on the Company’s ability to maintain current relationships or establish relationships with vendors, suppliers and other business partners;
  restrictions imposed on the Company’s business and operations pursuant to certain interim operating covenants in the Merger Agreement may prevent the Company from pursuing certain business opportunities or taking certain actions with respect to the business and financial affairs of the Company without the Consortium’s consent;
  the Company may forego certain business opportunities that it might otherwise pursue absent the pending acquisition; and
  if the acquisition is not consummated, the Company may be required to pay a termination fee under certain circumstances as provided in the Merger Agreement.

If the Merger is not consummated, and there are no other parties willing and able to acquire the Company at a price of $40.50 per share or higher on terms acceptable to the Company, the Company’s share price will likely decline, as our stock has recently traded at prices linked to the proposed per share consideration for the Merger.

Additionally, the Company has incurred, and will continue to incur throughout the pendency of the Merger, certain costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which the Company will have received little or no benefit if the Merger is not completed.  Many of these fees and costs will be payable by the Company even if the Merger is not completed and may relate to activities that the Company would not have undertaken other than to complete the Merger.

The Company intends to file with the SEC a preliminary proxy statement and definitive proxy statement and other relevant materials in connection with the Merger Agreement and the proposed acquisition of the Company by the Consortium. The definitive proxy statement will be sent or given to our stockholders. The Company urges its stockholders to read the proxy statement and the other relevant materials because they will contain important information about the proposed acquisition of the Company.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire the Company prior to the completion of the proposed Merger.

The Merger Agreement contains provisions that significantly restrict the Company’s ability to entertain a third-party acquisition proposal during the pendency of the Merger. These provisions include a general prohibition on soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, and the requirement that the Company pay a termination fee of $95 million if the Merger Agreement is terminated in specified circumstances, such as because our board of directors changes its recommendation to stockholders to vote in favor of the Merger. These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition transaction, even one that may be deemed of greater value than the proposed Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the requirement on our part to pay a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1-31, 2016	–	$–	–	$58.6
February 1-29, 2016	116,558	30.08	–	55.1
March 1-31, 2016	4,610	32.25	–	54.9
Total	121,168	$30.16

(1) Information regarding the Company’s share repurchases can be found in Note 8 of the Notes to Consolidated Condensed Financial Statements.

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

April 29, 2016

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

101       Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three months ended March 31, 2016 and 2015, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Condensed Statements of Financial Position at March 31, 2016 and December 31, 2015, (iv) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) the Notes to Consolidated Condensed Financial Statements.