Form 10-Q
period 2016-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2016-08-05
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

The registrant had 62,775,723 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on July 29, 2016.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (Unaudited)
	Consolidated Condensed Statements of Earnings
	Three and Six Months Ended June 30, 2016 and 2015	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three and Six Months Ended June 30, 2016 and 2015	3
	Consolidated Condensed Statements of Financial Position
	As of June 30, 2016 and December 31, 2015	4
	Consolidated Condensed Statements of Cash Flows
	Six Months Ended June 30, 2016 and 2015	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51
Item 4.	CONTROLS AND PROCEDURES	52

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	54
Item 1A.	RISK FACTORS	54
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	55
Item 6.	EXHIBITS	55

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

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Revenue:
Product	$665.4	$719.9	$1,292.2	$1,434.6
Service	197.2	159.4	376.6	296.7
Total Revenue	862.6	879.3	1,668.8	1,731.3
Cost of revenue:
Product	426.1	415.8	821.1	844.2
Service	99.5	100.7	204.3	194.3
Restructuring-related costs	–	0.7	–	0.8
Total Cost of revenue	525.6	517.2	1,025.4	1,039.3
Gross profit	337.0	362.1	643.4	692.0

Research and development	75.8	85.5	159.5	163.2
Selling, general and administrative	241.8	265.0	514.7	475.2
Restructuring and related (reversals) charges	(3.5)	33.8	(15.2)	33.6
Operating expense	314.1	384.3	659.0	672.0
Operating income (loss)	22.9	(22.2)	(15.6)	20.0

Interest expense (income), net	11.1	10.0	22.3	17.7
Other expense (income), net	0.7	(0.6)	1.2	0.2
Earnings (loss) before income taxes	11.1	(31.6)	(39.1)	2.1

Provision for income taxes	46.5	3.1	35.7	16.6
Net loss	$(35.4)	$(34.7)	$(74.8)	$(14.5)

Net loss per share:
Basic	$(0.56)	$(0.56)	$(1.19)	$(0.24)
Diluted	$(0.56)	$(0.56)	$(1.19)	$(0.24)
Shares used in per share calculation:
Basic	62.9	61.5	62.6	61.4
Diluted	62.9	61.5	62.6	61.4
Cash dividends declared per common share	$0.36	$0.36	$0.72	$0.72

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net loss	$(35.4)	$(34.7)	$(74.8)	$(14.5)
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustment	(27.4)	12.2	(8.9)	(35.7)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.1)	(0.1)	(0.2)	(0.2)
Net unrealized loss on marketable securities	–	(0.9)	–	(0.1)
Unrealized gain (loss) on cash flow hedges	13.0	(38.0)	(5.6)	13.7
Total other comprehensive loss, net of tax	(14.5)	(26.8)	(14.7)	(22.3)
Comprehensive loss	$(49.9)	$(61.5)	$(89.5)	$(36.8)

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(In Millions, Except Par Value)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$103.1	$158.3
Trade receivables, net of allowances of $23.7 in 2016 and $24.4 in 2015	373.1	434.2
Inventories	236.7	231.9
Prepaid expenses and other current assets	191.4	204.9
Total current assets	904.3	1,029.3

Property, plant and equipment, net	702.1	740.2
Goodwill	1,326.1	1,325.1
Intangibles, net	464.1	532.5
Other assets	273.8	285.3
Total assets	$3,670.4	$3,912.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$452.6	$501.7
Accrued liabilities	645.8	669.8
Total current liabilities	1,098.4	1,171.5

Long-term debt, net of unamortized discounts and issuance costs	988.7	1,061.3
Other liabilities	575.5	561.6
Total liabilities	2,662.6	2,794.4

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 62.8 and 61.9 outstanding in 2016 and 2015, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	–	–
Capital in excess of par	1,055.9	1,025.9
Retained earnings	1,171.0	1,292.8
Treasury stock, net; at cost; 36.5 and 36.4 shares in 2016 and 2015, respectively	(1,040.4)	(1,036.7)
Accumulated other comprehensive loss	(179.7)	(165.0)
Total stockholders' equity	1,007.8	1,118.0
Total liabilities and stockholders' equity	$3,670.4	$3,912.4

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended
	June 30
	2016	2015
Cash flows from operating activities:
Net loss	$(74.8)	$(14.5)
Adjustments to reconcile net loss to net cash flows provided by (used for) operating activities:
Depreciation and amortization	143.5	142.6
Deferred taxes	(2.1)	9.9
Stock-based compensation expense	26.9	14.0
Pension and other postretirement expense (income)	25.9	(3.6)
Other	(1.7)	1.8
Change in assets and liabilities, net of acquisitions:
Trade receivables	61.4	2.0
Inventories	(4.8)	(20.6)
Accounts payable	(49.1)	(51.8)
Accrued liabilities	(14.2)	(22.4)
Other assets and liabilities	(4.4)	(68.4)
Pension and other postretirement contributions	(4.0)	(6.2)
Net cash flows provided by (used for) operating activities	102.6	(17.2)

Cash flows from investing activities:
Purchases of property, plant and equipment	(40.2)	(64.8)
Purchases of marketable securities	–	(284.2)
Proceeds from sales of marketable securities	–	881.9
Proceeds from maturities of marketable securities	–	27.7
Purchase of business, net of cash acquired	–	(1,001.3)
Other	4.0	(2.4)
Net cash flows used for investing activities	(36.2)	(443.1)

Cash flows from financing activities:
Repayment of assumed debt	–	(1.3)
Proceeds from long-term debt	–	418.0
Payments on long-term debt	(73.0)	(50.0)
Purchase of shares from noncontrolling interest	–	(4.6)
Payment of cash dividend	(45.1)	(44.1)
Purchase of treasury stock	(4.0)	(30.0)
Proceeds from employee stock plans	0.6	5.6
Other	(1.1)	4.1
Net cash flows (used for) provided by financing activities	(122.6)	297.7
Effect of exchange rate changes on cash and cash equivalents	1.0	(3.1)
Net change in cash and cash equivalents	(55.2)	(165.7)
Cash and cash equivalents - beginning of period	158.3	309.3
Cash and cash equivalents - end of period	$103.1	$143.6

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

During 2015, in conjunction with the remediation efforts to resolve the material weakness disclosed in the Company’s 2015 Form 10-K, the Company identified errors related to the income tax provision and related current tax, deferred tax and unrecognized tax benefits accounts that impacted the Company’s previously issued interim and annual consolidated financial statements. Specifically, identified errors related to deferred taxes associated with outside basis differences of certain foreign subsidiaries and other temporary differences and U.S. deferred taxes related to deferred revenue and other temporary differences; additional errors related to the recognition and measurement of U.S. and foreign unrecognized tax benefits and associated correlative offsets in current taxes. In addition, refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for a discussion of a tax error correction related to transaction costs.

The Company determined that these errors were not material to any of the Company’s prior annual and interim period consolidated financial statements and therefore, amendments of previously filed reports were not required. However, the Company determined that the impact of the corrections would be too significant to record during 2015. As such, the revision for the corrections is reflected in the financial information of the applicable prior periods in this Form 10-Q filing. There was no impact to cash flows from operations on the Consolidated Condensed Statements of Cash Flows for the period ending June 30, 2015.

The impact of this revision for periods presented within this quarterly report on Form 10-Q are shown in the tables below:

Consolidated Condensed Statements of Earnings and Consolidated Condensed Statements of Other Comprehensive Earnings

	Three Months Ended
	June 30, 2015
	As Previously
	Reported	Adjustment	As Revised
Selling, general and administrative	$262.0	$3.0	$265.0
Operating expense	$381.3	$3.0	$384.3
Operating income (loss)	$(19.2)	$(3.0)	$(22.2)

Earnings (loss) before income taxes	$(28.6)	$(3.0)	$(31.6)

Provision (benefit) for income taxes	$7.7	$(4.6)	$3.1
Net (loss) earnings	$(36.3)	$1.6	$(34.7)

Net (loss) earnings per share:
Basic	$(0.59)	$0.03	$(0.56)
Diluted	$(0.59)	$0.03	$(0.56)

Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustment	$12.4	$(0.2)	$12.2
Total other comprehensive loss, net of tax	$(26.6)	$(0.2)	$(26.8)
Comprehensive (loss) earnings	$(62.9)	$1.4	$(61.5)

	Six Months Ended
	June 30, 2015
	As Previously
	Reported	Adjustment	As Revised
Selling, general and administrative	$472.2	$3.0	$475.2
Operating expense	$669.0	$3.0	$672.0
Operating income (loss)	$23.0	$(3.0)	$20.0

Earnings (loss) before income taxes	$5.1	$(3.0)	$2.1

Provision (benefit) for income taxes	$21.6	$(5.0)	$16.6
Net (loss) earnings	$(16.5)	$2.0	$(14.5)

Net (loss) earnings per share:
Basic	$(0.27)	$0.03	$(0.24)
Diluted	$(0.27)	$0.03	$(0.24)

Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustment	$(37.2)	$1.5	$(35.7)
Total other comprehensive (loss) earnings, net of tax	$(23.8)	$1.5	$(22.3)
Comprehensive (loss) earnings	$(40.3)	$3.5	$(36.8)

2.           BUSINESS COMBINATIONS

Pending Acquisition of Lexmark International, Inc.

In 2015, the Company announced that its Board of Directors authorized the exploration of strategic alternatives to enhance shareholder value. On April 19, 2016, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) that provides for the acquisition of the Company by a consortium composed of Apex Technology Co., Ltd., PAG Asia Capital and Legend Capital Management Co., Ltd. in a cash transaction for $40.50 per share, with closing of the acquisition expected in the second half of 2016. The Company’s shareholders approved the Merger Agreement on July 22, 2016. The consummation of the acquisition remains subject to applicable foreign and domestic regulatory clearances and other customary closing conditions. While the Company's shareholders have approved the Merger Agreement, there can be no certainty that the acquisition will be successfully consummated.

Kofax Limited

The Company completed its acquisition of Kofax Limited (“Kofax”) on May 21, 2015. The purchase of Kofax is included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2015 in the amount of $971 million.

In the six months ended June 30, 2016 the Company recorded measurement period adjustments that increased Accrued expenses and other current liabilities by $2.1 million, decreased Deferred tax liability, net by $3.0 million, increased Other long-term liabilities by $0.1 million, and decreased Goodwill by $0.8 million. The measurement period adjustments to the previously recorded amounts reflect facts and circumstances that existed as of the acquisition date primarily arising from additional analysis of tax attributes and tax returns during the six months ended June 30, 2016, and were reflected during the six months ended June 30, 2016. The portion of the adjustment recorded in earnings during the six months ended June 30, 2016 that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date was not significant. The Company’s accounting for the acquisition of Kofax is now complete.

During the third quarter of 2015, the Company identified a transfer tax related to the Kofax transaction of $3.0 million that was not recorded in the second quarter of 2015 and revised the financial statements to correct this immaterial error.

The unaudited pro forma results presented below include the effects of the acquisition of Kofax as if it had been completed as of January 1, 2014, the beginning of the comparable annual reporting period prior to the year of acquisition. Such unaudited pro forma financial results do not give pro forma effect to any other transaction or event. In addition, the unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition or costs necessary to obtain the anticipated synergies and benefits. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed as of January 1, 2014.

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

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Unaudited pro forma revenue	$910.7	$1,836.5
Unaudited pro forma earnings	$(39.8)	$(25.7)

Unaudited pro forma earnings for the three and six months ended June 30, 2015 do not reflect acquisition-related costs of $33.8 million and $36.4 million that were historically recognized by Lexmark and Kofax in these respective periods. Unaudited pro forma earnings for the three and six months ended June 30, 2015 do not reflect $8.7 million of acquisition-related compensation expenses. The acquisition-related costs and acquisition-related compensation expenses will not have an ongoing effect on the results of the combined entity.

Claron Technology, Inc.

The Company’s acquisition of Claron Technology, Inc. (“Claron”) in 2015 is included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2015 in the amount of $30.3 million.

3.          RESTRUCTURING CHARGES

2016 Restructuring Actions

General

On February 23, 2016, the Company announced restructuring actions (the “2016 Restructuring Actions”) designed to increase profitability and operational efficiency primarily in its ISS segment. These restructuring actions are focused on optimizing the Company’s ISS structure, primarily in reaction to the continued strength of the U.S. dollar, and are also aligned with the previously announced strategic alternatives process.

The 2016 Restructuring Actions are expected to impact about 550 positions worldwide through December 2016, with a portion of the positions being shifted to low-cost countries. The 2016 Restructuring Actions will result in total pre-tax charges of approximately $32 million, with approximately $31 million incurred to date and the remainder to be incurred in 2016. The total cash costs of the 2016 Restructuring Actions will be approximately $32 million, of which $31 million has been incurred to date and the remainder to be incurred in 2016.

The Company expects to incur total charges upon completion of the 2016 Restructuring Actions of approximately $30 million in ISS and approximately $2 million in All Other.

Impact to 2016 Financial Results

For the three months ended June 30, 2016, charges (reversals) for the Company’s 2016 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring	Impact on
	and related	Operating
	reversals	income
Employee termination benefit (reversals) charges	$(1.9)	$(1.9)

For the six months ended June 30, 2016, charges (reversals) for the Company’s 2016 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring	Impact on
	and related	Operating
	reversals	income
Employee termination benefit (reversals) charges	$(9.6)	$(9.6)

For the three and six months ended June 30, 2016, the Company incurred restructuring charges (reversals) in connection with the 2016 Restructuring Actions in the Company’s segments as follows:

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
ISS	$(3.1)	$(12.0)
All other	1.2	2.4
Total (reversals) charges	$(1.9)	$(9.6)

For the three and six months ended June 30, 2016, the Company incurred employee termination benefit charges (reversals), which include severance, medical and other benefits. The Company experienced higher levels of attrition than expected during the first half of 2016 as a result of the strategic alternatives process as well as announced restructuring programs.  These higher levels of attrition reduced the expected termination benefits resulting in the reversals.  The Company’s cost savings and headcount reduction targets have not changed related to these restructuring actions.  Charges (reversals) for the 2016 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.

Pension and postretirement plan curtailment and termination benefit losses (gains) related to the 2016 Restructuring Actions were not included in the tables above. Refer to Note 10 of the Notes to Consolidated Condensed Financial Statements for more information.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2016 Restructuring Actions. The total restructuring liability as of June 30, 2016 is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee
Termination
Benefits
Balance at January 1, 2016	$40.4
Costs incurred	–
Reversals (1)	(9.6)
Total restructuring (reversals) charges, net	(9.6)
Payments and other (2)	(18.8)
Balance at June 30, 2016	$12.0

(1) Reversals due to changes in estimates for employee termination benefits and attrition.

(2) Other consists of changes in the liability balance due to foreign currency translations.

2015 Restructuring Actions

General

On July 21, 2015, the Company announced restructuring actions (the “2015 Restructuring Actions”) designed to increase profitability and operational efficiency. These Company-wide restructuring actions are broad-based but primarily capture the anticipated cost and expense synergies from the Kofax and ReadSoft AB (“ReadSoft”) acquisitions. Primary Company-wide impact will be general and administrative, marketing and development positions as well as the consolidation of regional facilities.

The 2015 Restructuring Actions are expected to impact about 500 positions worldwide through December 2016, with a portion of the positions being shifted to low-cost countries. The 2015 Restructuring Actions will result in total pre-tax charges of approximately $32 million, all of which has been incurred to date. The total cash costs of the 2015 Restructuring Actions will be approximately $30 million, all of which has been incurred to date.

The Company expects to incur total charges upon completion of the 2015 Restructuring Actions of approximately $7 million in ISS, approximately $4 million in All Other and approximately $21 million in Enterprise Software.

Impact to 2016 and 2015 Financial Results

For the three months ended June 30, 2016, charges (reversals) for the Company’s 2015 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Selling,	Restructuring	Impact on
	general and	and related	Operating
	administrative	reversals	income
Accelerated depreciation charges	$0.2	$–	$0.2
Employee termination benefit (reversals) charges	–	(1.3)	(1.3)
Total restructuring charges (reversals)	$0.2	$(1.3)	$(1.1)

For the six months ended June 30, 2016, charges (reversals) for the Company’s 2015 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Selling,	Restructuring	Impact on
	general and	and related	Operating
	administrative	reversals	income
Accelerated depreciation charges	$1.0	$–	$1.0
Employee termination benefit (reversals) charges	–	(5.1)	(5.1)
Total restructuring charges (reversals)	$1.0	$(5.1)	$(4.1)

For the three and six months ended June 30, 2015, charges for the Company’s 2015 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring	Impact on
	and related	Operating
	charges	income
Employee termination benefit charges	$32.1	$32.1
Contract termination and lease charges	0.1	0.1
Total restructuring charges	$32.2	$32.2

For the periods indicated above, the Company incurred employee termination benefit charges (reversals), which include severance, medical and other benefits. The Company experienced higher levels of attrition than expected during the first half of 2016 as a result of the strategic alternatives process as well as announced restructuring programs. These higher levels of attrition reduced the expected termination benefits resulting in the reversals.  The Company’s cost savings and headcount reduction targets have not changed related to these restructuring actions.  Charges (reversals) for the 2015 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.

For the three and six months ended June 30, 2016 and 2015, the Company incurred restructuring charges (reversals) in connection with the 2015 Restructuring Actions in the Company’s segments as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
ISS	$(3.0)	$3.6	$(4.0)	$3.6
Enterprise Software	2.9	18.5	0.2	18.5
All other	(1.0)	10.1	(0.3)	10.1
Total (reversals) charges	$(1.1)	$32.2	$(4.1)	$32.2

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2015 Restructuring Actions.

Employee
Termination
Benefits
Balance at January 1, 2016	$28.1
Costs incurred	2.5
Reversals (1)	(7.6)
Total restructuring (reversals) charges, net	(5.1)
Payments and other (2)	(14.8)
Balance at June 30, 2016	$8.2

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

Impact to 2016 and 2015 Financial Results

For the three months ended June 30, 2016 and 2015 charges (reversals) for the Company’s Other Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Three Months Ended
	June 30, 2016		June 30, 2015
					Selling,	Restructuring
	Restructuring	Impact on			general	and related	Impact on
	and related	Operating	Restructuring-	Impact on	and	charges	Operating
	reversals	income	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation charges	$–	$–	$–	$–	$0.5	$–	$0.5
Excess components and other inventory-related charges	–	–	0.7	0.7	–	–	0.7
Employee termination benefit (reversals) charges	(0.2)	(0.2)	–	–	–	1.8	1.8
Contract termination and lease (reversals) charges	(0.1)	(0.1)	–	–	–	(0.2)	(0.2)
Total restructuring (reversals) charges	$(0.3)	$(0.3)	$0.7	$0.7	$0.5	$1.6	$2.8

For the six months ended June 30, 2016 and 2015 charges (reversals) for the Company’s Other Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Six Months Ended
	June 30, 2016		June 30, 2015
					Selling,	Restructuring
	Restructuring	Impact on			general	and related	Impact on
	and related	Operating	Restructuring-	Impact on	and	charges	Operating
	reversals	income	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation charges	$–	$–	$0.1	$0.1	$0.5	$–	$0.6
Excess components and other inventory-related charges	–	–	0.7	0.7	–	–	0.7
Employee termination benefit (reversals) charges	(0.2)	(0.2)	–	–	–	1.6	1.6
Contract termination and lease (reversals) charges	(0.3)	(0.3)	–	–	–	(0.2)	(0.2)
Total restructuring (reversals) charges	$(0.5)	$(0.5)	$0.8	$0.8	$0.5	$1.4	$2.7

For the three and six months ended June 30, 2016 and 2015, the Company incurred restructuring charges (reversals) in connection with the Other Restructuring Actions in the Company’s segments as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
ISS	$–	$1.8	$–	$1.9
All other	(0.2)	0.1	(0.2)	0.3
Enterprise Software	(0.1)	0.9	(0.3)	0.5
Total (reversals) charges	$(0.3)	$2.8	$(0.5)	$2.7

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2016	$0.4	$0.5	$0.9
Costs incurred	0.1	–	0.1
Reversals (1)	(0.3)	–	(0.3)
Total restructuring (reversals) charges , net	(0.2)	–	(0.2)
Payments and other (2)	(0.2)	(0.5)	(0.7)
Balance at June 30, 2016	$–	$–	$–

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

4.          DEBT

The carrying value of the Company’s outstanding long-term debt consists of the following:

	June 30,	December 31,
	2016	2015
Trade receivables facility	$46.0	$76.0
Revolving credit facility	245.0	288.0
Senior notes, due 2018	300.0	300.0
Senior notes, due 2020	400.0	400.0
	$991.0	$1,064.0
Less: Unamortized discounts	(0.2)	(0.2)
Less: Unamortized issuance costs	(2.1)	(2.5)
Total long-term debt, net of unamortized discounts and issuance costs	$988.7	$1,061.3

In addition to the information in the table above, during 2016 the Company repaid $73.0 million of borrowings which is presented gross on the Consolidated Condensed Statements of Cash Flows. The Company presents borrowings and repayments of less than 90 days on a net basis on the Consolidated Statements of Cash Flows and such amounts were $306.0 million and $306.0 million, respectively, for the six months ended June 30, 2016 and $278.0 million and $278.0 million, respectively, for the six months ended June 30, 2015.

Trade Receivables Facility

In the U.S., the Company, Lexmark Enterprise Software, LLC (“LESL”) and Kofax, Inc. transfer a majority of their receivables to a wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly-owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price. At June 30, 2016, the Company had total accounts receivable pledged as collateral of $70.4 million held by LRC which were included in Trade receivables in the Company’s Consolidated Condensed Statements of Financial Position.

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

Revolving Credit Facility

The Company currently has a $500 million, 5-year senior, unsecured, multicurrency revolving credit facility with a maturity date of February 5, 2019. The outstanding balance of the revolving credit facility was $245.0 million as of June 30, 2016 and $288.0 million as of December 31, 2015.

The facility provides for the availability of swingline loans and multicurrency letters of credit. Under certain circumstances and subject to certain conditions, the aggregate amount available under the facility may be increased to a maximum of $650 million. Interest on swingline borrowings under the facility is determined based on the offered rate at the time of the loan. Interest on ABR and Eurocurrency borrowings are based on the Adjusted Base Rate and Adjusted LIBO Rate, respectively, plus in each case a margin that is adjusted on the basis of a combination of the Company’s consolidated leverage ratio and the Company’s index debt rating. The commitment fee was 0.25% as of June 30, 2016.  As of June 30, 2016 and December 31, 2015 there were no swingline loans outstanding.

The amended credit facility contains customary affirmative and negative covenants and also contains certain financial covenants, including those relating to a minimum interest coverage ratio of not less than 3.0 to 1.0 and a maximum leverage ratio of not more than 3.0 to 1.0 as defined in the agreement. The amended credit facility also limits, among other things, the Company’s indebtedness, liens and fundamental changes to its structure and business. The Company was in compliance with all covenants and other requirements set forth in the facility agreement at June 30, 2016 and December 31, 2015.

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

Senior Notes

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The 2020 senior notes rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At June 30, 2016, the outstanding balance of senior note debt was $697.7 million (net of unamortized issuance costs of $2.1 million and unamortized discount of $0.2 million). At December 31, 2015, the outstanding balance was $697.3 million (net of unamortized issuance costs of $2.5 million and unamortized discount of $0.2 million).

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

Short-Term Debt

In June 2015, the Company entered into an agreement for an uncommitted revolving credit facility. Under the agreement, the Company may borrow up to a total of $100 million. There were no outstanding borrowings under the uncommitted revolving credit facility at June 30, 2016 and December 31, 2015.

5.          INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2016	2015
Raw materials	$25.9	$28.3
Work in process	38.2	32.7
Finished goods	172.6	170.9
Inventories	$236.7	$231.9

6.          ACCRUED LIABILITIES AND OTHER LIABILITIES

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:

	2016	2015
Balance at January 1	$19.7	$22.4
Accruals for warranties issued	21.0	20.2
Accruals related to pre-existing warranties (including
changes in estimates)	1.2	6.5
Settlements made (in cash or in kind)	(23.5)	(29.1)
Balance at June 30	$18.4	$20.0

Deferred Extended Warranty Revenue:

	2016	2015
Balance at January 1	$171.1	$180.3
Revenue deferred for new extended warranty contracts	39.0	38.5
Revenue recognized	(46.7)	(46.3)
Balance at June 30	$163.4	$172.5
Current portion	72.2	73.1
Non-current portion	91.2	99.4
Balance at June 30	$163.4	$172.5

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

Restructuring liabilities, included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position, were $20.2 million as of June 30, 2016 and $69.4 million as of December 31, 2015, a decrease of $49.2 million. This decrease was driven primarily by severance payments of $34.3 million and a net reduction in the estimate, due to employee attrition, of $14.9 million.

7.            INCOME TAXES

The Provision for income taxes for the three months ended June 30, 2016 was an expense of $46.5 million or an effective tax rate of 418.9%, compared to an expense of $3.1 million or an effective tax rate of (9.9)% for the three months ended June 30, 2015. The difference in these rates is primarily due to discrete items totaling $42.2 million. At reporting period end, the Company reassessed its uncertain tax positions and determined it is no longer more likely than not that a previously recognized uncertain tax benefit will be sustained based on new information received during the second quarter. Accordingly, the Company increased its reserve for uncertain tax positions and accrued interest by $34.9 million during the quarter ending June 30, 2016. The remaining portion of discrete items primarily included deferred tax expense relating to a change in the Switzerland applicable tax rate.

The Provision for income taxes for the six months ended June 30, 2016 was an expense of $35.7 million or an effective tax rate of (91.3)%, compared to an expense of $16.6 million or an effective tax rate of 790.5% for the six months ended June 30, 2015. The difference in these rates is primarily due to discrete items totaling $40.0 million. At reporting period end, the Company reassessed its uncertain tax positions and determined it is no longer more likely than not that a previously recognized uncertain tax benefit will be sustained based on new information received during the second quarter. Accordingly, the Company increased its reserve for uncertain tax positions and accrued interest by $34.9 million during the six months ending June 30, 2016. The remaining portion of discrete items primarily included deferred tax expense relating to a change in the Switzerland applicable tax rate.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. Accordingly, within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $2.3 million to $37.5 million. The Company is unable to reasonably estimate a range of the possible increase in the amount of unrecognized tax benefits that could occur within the next 12 months. However, any such increase is not expected to be material to the Company.

The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% as a result of U.S. state taxes on U.S. earnings and lower tax rates applicable to foreign earnings in most foreign jurisdictions in which the Company operates, most notably, Switzerland.

8.          STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of June 30, 2016, there was approximately $55 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company paused share repurchases in the second quarter of 2015 following the acquisition of Kofax.  Additionally, the merger agreement includes restrictions prohibiting the Company from repurchasing shares without the prior consent of the buying consortium.

Treasury Stock

The Company did not repurchase any shares of its Class A Common Stock during the three and six months ended June 30, 2016 via accelerated share repurchase agreements (“ASR”). The Company did not repurchase any shares of its Class A Common Stock during the three months ended June 30, 2015. During the six months ended June 30, 2015, the Company repurchased approximately 0.7 million shares at a cost of $30 million. As of June 30, 2016, the Company had repurchased approximately 113.0 million shares of its Class A Common Stock for an aggregate cost of approximately $4.80 billion since the inception of the program in April 1996. As of June 30, 2016, the Company had reissued approximately 0.5 million previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at June 30, 2016 were 36.5 million. Share repurchases for the six months ended June 30, 2015 were executed via an ASR agreement.

During the six months ended June 30, 2016, the Company withheld $3.7 million of restricted shares to satisfy the minimum amount of its income tax withholding requirements related to certain officer’s vested restricted stock units (“RSUs”). The fair value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 122,806 shares of the Company’s Common Stock during the six months ended June 30, 2016. The shares have been classified as Treasury stock on the Consolidated Condensed Statements of Financial Position. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Dividends

The Company’s dividend activity during the six months ended June 30, 2016 was as follows:

			Lexmark International, Inc.
			Class A Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 18, 2016	February 29, 2016	March 11, 2016	$0.36	$22.5
April 19, 2016	June 03, 2016	June 17, 2016	$0.36	$22.6

The payment of the cash dividends also resulted in the issuance of dividend equivalent units to certain holders of RSUs, excluding replacement RSUs for the Kofax Long-term Incentive Plan restricted stock awards (“LTIPs”), which did not provide for dividend equivalent units. Diluted weighted-average Lexmark Class A Common Stock share amounts presented reflect this issuance. All cash dividends and dividend equivalent units are accounted for as reductions of Retained earnings.

Accumulated Other Comprehensive Loss

The following tables provide the tax benefit or expense attributed to each component of Other comprehensive (loss) earnings:

	Three Months Ended
	June 30, 2016			June 30, 2015
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(27.4)	$–	$(27.4)	$12.2	$–	$12.2
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.1)	0.1	(0.2)	(0.1)	–	(0.1)
Net unrealized (loss) gain on marketable securities	–	–	–	(0.9)	0.1	(1.0)
Unrealized gain (loss) on cash flow hedges	13.0	(1.5)	14.5	(38.0)	4.2	(42.2)
Total other comprehensive (loss) earnings	$(14.5)	$(1.4)	$(13.1)	$(26.8)	$4.3	$(31.1)

	Six Months Ended
	June 30, 2016			June 30, 2015
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(8.9)	$–	$(8.9)	$(35.7)	$–	$(35.7)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.2)	0.2	(0.4)	(0.2)	–	(0.2)
Net unrealized (loss) on marketable securities	–	–	–	(0.1)	–	(0.1)
Unrealized (loss) gain on cash flow hedges	(5.6)	0.6	(6.2)	13.7	(1.5)	15.2
Total other comprehensive (loss) earnings	$(14.7)	$0.8	$(15.5)	$(22.3)	$(1.5)	$(20.8)

The change in Accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2016, consists of the following:

		Recognition of
		Pension and Other
	Foreign	Postretirement	Unrealized	Accumulated
	Currency	Benefit Plans	Gain (Loss) on	Other
	Translation	Prior Service Credit,	Cash Flow	Comprehensive
	Adjustment	Net of (Amortization)	Hedges	(Loss) Earnings
Balance at March 31, 2016	$(157.1)	$0.6	$(8.7)	$(165.2)
Other comprehensive (loss) earnings before reclassifications	(27.4)	–	12.0	(15.4)
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.1)	1.0	0.9
Net current-period other comprehensive (loss) earnings	(27.4)	(0.1)	13.0	(14.5)
Balance at June 30, 2016	$(184.5)	$0.5	$4.3	$(179.7)

		Recognition of
		Pension and Other		Accumulated
	Foreign	Postretirement	Unrealized	Other
	Currency	Benefit Plans	(Loss) Gain on	Comprehensive
	Translation	Prior Service Credit,	Cash Flow	(Loss)
	Adjustment	Net of (Amortization)	Hedges	Earnings
Balance at December 31, 2015	$(175.6)	$0.7	$9.9	$(165.0)
Other comprehensive (loss) earnings before reclassifications	(8.9)	–	(5.5)	(14.4)
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.2)	(0.1)	(0.3)
Net current-period other comprehensive (loss) earnings	(8.9)	(0.2)	(5.6)	(14.7)
Balance at June 30, 2016	$(184.5)	$0.5	$4.3	$(179.7)

The change in Accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2015, consists of the following:

		Recognition of
		Pension and Other	Net	Unrealized	Accumulated
	Foreign	Postretirement	Unrealized	(Loss) Gain	Other
	Currency	Benefit Plans	Gain (Loss) on	on	Comprehensive
	Translation	Prior Service Credit,	Marketable	Cash Flow	(Loss)
	Adjustment	Net of (Amortization)	Securities	Hedges	Earnings
Balance at March 31, 2015	$(149.8)	$1.1	$0.9	$67.6	$(80.2)
Other comprehensive (loss) earnings before reclassifications	12.2	–	0.2	(21.2)	(8.8)
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.1)	(1.1)	(16.8)	(18.0)
Net current-period other comprehensive (loss) earnings	12.2	(0.1)	(0.9)	(38.0)	(26.8)
Balance at June 30, 2015	$(137.6)	$1.0	$–	$29.6	$(107.0)

		Recognition of
		Pension and Other	Net	Unrealized	Accumulated
	Foreign	Postretirement	Unrealized	(Loss) Gain	Other
	Currency	Benefit Plans	Gain (Loss) on	on	Comprehensive
	Translation	Prior Service Credit,	Marketable	Cash Flow	(Loss)
	Adjustment	Net of (Amortization)	Securities	Hedges	Earnings
Balance at December 31, 2014	$(101.9)	$1.2	$0.1	$15.9	$(84.7)
Other comprehensive (loss) earnings before reclassifications	(35.7)	–	1.4	45.8	11.5
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.2)	(1.5)	(32.1)	(33.8)
Net current-period other comprehensive (loss) earnings	(35.7)	(0.2)	(0.1)	13.7	(22.3)
Balance at June 30, 2015	$(137.6)	$1.0	$–	$29.6	$(107.0)

The following tables provide details of amounts reclassified from Accumulated other comprehensive loss:

	Amount Reclassified from
	Accumulated Other
	Comprehensive (Loss) Earnings
Details about Accumulated Other	Three Months Ended
Comprehensive (Loss) Earnings	June 30,	June 30,
Components	2016	2015	Affected Line Item in the Statements of Earnings
Recognition of pension and other postretirement benefit plans prior service credit
Amortization of prior service benefit	$0.1	$0.2	Note 10, Employee Pension and Postretirement Plans
	–	(0.1)	Tax benefit (liability)
	$0.1	$0.1	Net of tax

Unrealized gains and (losses) on marketable securities
Non-OTTI	$–	$1.2	Other expense (income), net
	–	(0.1)	Tax (liability) benefit
	$–	$1.1	Net of tax

Unrealized (loss) gain on cash flow hedges
	$(1.1)	$18.3	Revenue
	–	0.4	Other expense (income), net
	0.1	(1.9)	Tax (liability) benefit
	$(1.0)	$16.8	Net of tax

Total reclassifications for the period	$(0.9)	$18.0	Net of tax

	Amount Reclassified from
	Accumulated Other
	Comprehensive (Loss) Earnings
Details about Accumulated Other	Six Months Ended
Comprehensive (Loss) Earnings	June 30,	June 30,
Components	2016	2015	Affected Line Item in the Statements of Earnings
Recognition of pension and other postretirement benefit plans prior service credit
Amortization of prior service benefit	$0.3	$0.4	Note 10, Employee Pension and Postretirement Plans
	(0.1)	(0.2)	Tax (liability) benefit
	$0.2	$0.2	Net of tax

Unrealized gains and (losses) on marketable securities
Non-OTTI	$–	$1.7	Other expense (income), net
	–	(0.2)	Tax (liability) benefit
	$–	$1.5	Net of tax

Unrealized gain (loss) on cash flow hedges
	$0.1	$34.7	Revenue
	–	0.9	Other expense (income), net
	–	(3.5)	Tax (liability) benefit
	$0.1	$32.1	Net of tax

Total reclassifications for the period	$0.3	$33.8	Net of tax

9.          EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Numerator:
Net loss	$(35.4)	$(34.7)	$(74.8)	$(14.5)
Denominator:
Weighted average shares used to compute basic EPS	62.9	61.5	62.6	61.4
Effect of dilutive securities -
Employee stock plans	–	–	–	–
Weighted average shares used to compute diluted EPS	62.9	61.5	62.6	61.4

Basic net EPS	$(0.56)	$(0.56)	$(1.19)	$(0.24)
Diluted net EPS	$(0.56)	$(0.56)	$(1.19)	$(0.24)

Outstanding stock based compensation awards were not considered in the diluted EPS calculation due to the Company’s net loss position for the three and six months ended June 30, 2016 and 2015.

Under the terms of Lexmark’s RSU agreements, other than replacement RSU agreements for Kofax LTIPs, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of June 30, 2016, there were 0.1 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

10.          EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and six months ended June 30, 2016 and 2015 were as follows:

Pension Benefits:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Service cost	$1.5	$1.6	$3.0	$3.1
Interest cost	7.4	7.6	15.5	15.2
Expected return on plan assets	(10.1)	(11.3)	(20.1)	(22.5)
Actuarial net loss	8.8	0.9	26.0	0.9
Curtailment and termination benefit (gain) loss	(2.1)	–	0.3	–
Net periodic benefit cost (credit)	$5.5	$(1.2)	$24.7	$(3.3)

Other Postretirement Benefits:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Service cost	$–	$0.1	$0.1	$0.2
Interest cost	0.2	0.2	0.4	0.4
Amortization of prior service (benefit) cost	(0.1)	(0.2)	(0.3)	(0.4)
Actuarial net (gain) loss	(0.1)	(0.5)	0.4	(0.5)
Curtailment and termination benefit loss	–	–	0.6	–
Net periodic benefit cost (credit)	$–	$(0.4)	$1.2	$(0.3)

The pension and other postretirement curtailment and termination benefit (gain) loss of $0.9 million for the six months ended June 30, 2016 are related to the 2016 Restructuring Actions in the U.S. and Switzerland.  Curtailment and termination benefit gains are recognized when the event occurs whereas curtailment and termination benefit losses are recognized when the obligation is probable and estimable.

The Company was required to remeasure U.S. and Switzerland pension and other postretirement plan obligations due to the curtailments, which included updating assumptions such as the discount rate and demographic data and testing fair values of related plan assets. This resulted in the recognition of $26.4 million in actuarial net losses for the first six months of 2016.

For the six months ended June 30, 2016, $4.0 million of contributions have been made to the Company’s pension and postretirement plans. The Company currently expects to contribute approximately $6 million to its pension and other postretirement plans for the remainder of 2016.

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

Fair Value Hedges

Net outstanding notional amount of derivative positions as of June 30, 2016 is in the table that follows. These positions were driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below:

June 30,
Long (Short) Positions by Currency (in USD)	2016
EUR / USD	$221.6
GBP / USD	46.5
EUR / GBP	(39.4)
CHF/USD	(27.2)
PHP/USD	(26.4)
CNY/USD	(19.9)
Other, net	30.1
Total	$185.3

As of June 30, 2016 and December 31, 2015, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange	June 30,	December 31,	June 30,	December 31,
Contracts	2016	2015	2016	2015
Gross asset position	$0.4	$2.2	$–	$–
Gross (liability) position	–	–	(1.7)	(2.4)
Net asset (liability) position (1)	0.4	2.2	(1.7)	(2.4)
Gross amounts not offset (2)	–	–	–	–
Net amounts	$0.4	$2.2	$(1.7)	$(2.4)

(1) Amounts presented in the Consolidated Condensed Statements of Financial Position

(2) Amounts not offset in the Consolidated Condensed Statements of Financial Position

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in
	Cost of revenue*				Other expense (income), net
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Fair Value Hedging	June 30		June 30		June 30		June 30
Relationships	2016	2015	2016	2015	2016	2015	2016	2015
Foreign exchange contracts	$(3.6)	$(1.1)	$(4.9)	$3.1	$7.8	$0.2	$1.5	$0.6
Underlying	4.7	2.3	6.9	(2.7)	(7.7)	0.2	(1.2)	0.1
Total	$1.1	$1.2	$2.0	$0.4	$0.1	$0.4	$0.3	$0.7

* Gains and losses recorded in Cost of revenue are included in Product on the Consolidated Condensed Statements of Earnings

Cash Flow Hedges

The Company’s cash flow hedging contracts are not subject to master netting agreements or other terms under U.S. GAAP that allow net presentation in the Consolidated Condensed Statements of Financial Position. The total notional amounts as of June 30, 2016 of the Company’s foreign exchange options designated as cash flow hedges of anticipated Euro and British pound denominated sales were $586.2 million and $28.5 million, respectively. As of June 30, 2016 and December 31, 2015, the Company had the following gross derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position for its cash flow hedges:

Foreign Exchange	June 30,	December 31,
Contracts	2016	2015
Gross asset position	$14.6	$20.5
Gross (liability) position	(9.6)	(9.5)

The Company had the following gains and (losses) related to derivative instruments qualifying and designated as cash flow hedging instruments and related hedged items recorded on the Consolidated Condensed Statements of Comprehensive Earnings:

Location of gain
(loss) reclassified
					from	Pre-tax amount of gain (loss)
					Accumulated other	reclassified from
	Amount of after-tax				comprehensive loss	Accumulated other comprehensive loss
	(loss) gain recognized in				into	into
	Other comprehensive (loss) earnings				Net (loss) earnings	Net (loss) earnings
	(effective portion)				(effective portion)	(effective portion)
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
Cash Flow Hedging	June 30,		June 30,			June 30,		June 30,
Relationships	2016	2015	2016	2015		2016	2015	2016	2015
Foreign Exchange Contracts	$13.0	$(38.0)	$(5.6)	$13.7	Revenue	$(1.1)	$18.3	$0.1	$34.7

The Company did not discontinue hedge accounting for any derivative instruments designated as cash flow hedges during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, the Company discontinued hedge accounting for certain derivative instruments previously designated as cash flow hedges because it was probable that the underlying forecasted transaction would not occur. As a result, gains of $0.9 million were reclassified into earnings during the six months ended June 30, 2015 and gains of $0.4 million were reclassified into earnings during the three months ended June 30, 2015, and recognized as a component of Other expense (income), net on the Consolidated Condensed Statements of Earnings.

As of June 30, 2016 and December 31, 2015, deferred net (losses) gains on derivative instruments recorded in Accumulated other comprehensive loss were $4.8 million and $11.0 million respectively, pre-tax. If realized, all amounts as of June 30, 2016 will be reclassified into earnings during the next 12 months. Ineffective portions of hedges are immediately recognized in current period earnings. There were no material gains or losses related to the ineffective portion of hedges recognized in the three and six months ended June 30, 2016 or 2015.

Additional information regarding derivatives can be referenced in Note 12 of the Notes to Consolidated Condensed Financial Statements.

12.           FAIR VALUE

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2016				December 31, 2015
		Based on				Based on
		Quoted				Quoted
		prices in	Other			prices in	Other
		active	observable	Unobservable		active	observable	Unobservable
		markets	inputs	inputs		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents - money market funds (1)	$3.0	$–	$3.0	$–	$34.9	$–	$34.9	$–
Foreign currency derivatives (2)	15.0	–	15.0	–	22.7	–	22.7	–
Total	$18.0	$–	$18.0	$–	$57.6	$–	$57.6	$–

Liabilities:
Foreign currency derivatives (2)	$11.3	$–	$11.3	$–	$11.9	$–	$11.9	$–
Contingent consideration	–	–	–	–	1.0	–	–	1.0
Total	$11.3	$–	$11.3	$–	$12.9	$–	$11.9	$1.0

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

Transfers

In determining where measurements lie in the fair value hierarchy, the Company uses default assumptions regarding the general characteristics of the financial instrument as the starting point. The Company then adjusts the level assigned to the fair value measurement for financial instruments held at the end of the reporting period, as necessary, based on the weight of the evidence obtained by the Company. Except for the levels assigned to its pension plan assets, which are reviewed annually, the Company reviews the levels assigned to its fair value measurements on a quarterly basis and recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which the transfer occurs. There were no transfers between levels of the fair value hierarchy during the first six months of 2016 or the first six months of 2015.

Valuation Techniques

Money Market Funds

The money market funds in which the Company is invested are considered cash equivalents and are generally highly liquid investments. Money market funds are valued at the per share (unit) published as the basis for current transactions.

Derivatives

The Company employs foreign currency and interest rate risk management strategies that periodically utilize derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates, volatility assumptions and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. The

Company believes there is minimal risk of nonperformance. At June 30, 2016 and December 31, 2015, all of the Company’s derivative instruments were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 11 of the Notes to Consolidated Condensed Financial Statements for more information on the Company’s derivatives.

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

	June 30, 2016			December 31, 2015
			Unamortized			Unamortized
		Carrying	discount and		Carrying	discount and
	Fair value	value	issuance costs	Fair value	value	issuance costs
2018 senior notes	$318.1	$299.4	$0.6	$322.4	$299.2	$0.8
2020 senior notes	415.8	398.3	1.7	413.2	398.1	1.9
Total	$733.9	$697.7	$2.3	$735.6	$697.3	$2.7

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first six months of 2016 or 2015.

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Revenue:
ISS	$698.0	$740.4	$1,366.9	$1,506.0
Enterprise Software	164.6	138.9	301.9	225.3
Total revenue	$862.6	$879.3	$1,668.8	$1,731.3

Operating income (loss):
ISS	$118.8	$137.6	$231.6	$277.2
Enterprise Software	(0.4)	(34.8)	(24.5)	(52.8)
All other	(95.5)	(125.0)	(222.7)	(204.4)
Total operating income (loss)	$22.9	$(22.2)	$(15.6)	$20.0

Operating (loss) income noted above for the three months ended June 30, 2016 includes restructuring (reversals) charges of $(6.1) million in ISS and $2.8 million in Enterprise Software. Operating (loss) income related to Enterprise Software for the three months ended June 30, 2016 also included $29.7 million of amortization expenses related to intangible assets acquired by the Company.  All other for the three months ended June 30, 2016 includes a pension and other postretirement benefit plan assets and actuarial net loss of $8.7 million and $2.1 million in curtailment and termination benefit gains. Operating (loss) noted above for the six months ended June 30, 2016 includes restructuring (reversals) charges of $(16.0) million in ISS, $(0.1) million in Enterprise Software and $1.9 million in All other.  Operating (loss) income related to Enterprise Software for the six months ended June 30, 2016 also includes $59.1 million of amortization expense related to intangible assets acquired by the Company. All other for the six months ended June 30, 2016 includes a pension and other postretirement benefit plan asset and actuarial net loss of $26.4 million and $0.9 million in curtailment and termination benefit losses.

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

Nuance Communications, Inc. v. ABBYY Software House, et al.

Nuance Communications, Inc. (“Nuance”) filed suit against the Company and ABBYY Software House and ABBYY USA Software House (collectively “ABBYY”) in the U.S. District Court for the Northern District of California (“District Court”). Nuance alleges that the Company and ABBYY have infringed three U.S. patents related to Optical Character Recognition (“OCR”) and document management technologies. The Company, and the Company’s supplier of the accused OCR technology, ABBYY, denied infringement and raised affirmative defenses to the allegations of patent infringement. A two week jury trial was held in August of 2013. At trial, Nuance was seeking approximately $31 million in damages from the Company for the alleged infringement and, in addition, requested that this amount be trebled for alleged willful infringement. The jury returned a verdict of non-infringement on all counts. A final judgment was entered in favor of the Company and ABBYY by the District Court on August 26, 2013. Nuance filed post-judgment motions seeking a judgment as a matter of law, or in the alternative, for a new trial. Nuance’s motion was denied by the District Court on December 10, 2013. Nuance’s appeal to the Federal Circuit Court of Appeals was filed on July 2, 2014. On February 22, 2016, the Federal Circuit Court of Appeals denied Nuance’s appeal and affirmed the District Court’s rulings including judgment in favor of the Company. Nuance did not file any further appeals so the litigation is concluded in favor of the Company.

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

ASU 2014-09 may be adopted through either retrospective application to all periods presented in the financial statements or through a cumulative effect adjustment to retained earnings at the effective date. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date to provide a one year delay in the effective date of ASU 2014-09. The effective date of the new guidance for the Company is now January 1, 2018; however, early application is permitted for the Company’s 2017 fiscal year. The FASB also issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients to help reduce complexity and clarify certain aspects of ASU 2014-09. These ASUs have the same effective date and transition requirements as described above.

The Company is in the process of evaluating a sample of its contracts with customers under the new standard and cannot currently estimate the financial statement impact of adoption. The Company hopes to complete its initial impact assessment and decide upon a method of adoption by year-end 2016.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss approach under current guidance with an expected loss model for financial instruments measured at amortized cost. This change eliminates the probable initial recognition threshold under current guidance and requires that an entity estimate its lifetime expected credit loss and record the full amount in net earnings with a corresponding allowance upon initial recognition of a financial asset. The estimate should consider historical information, current conditions, and reasonable and supportable forecasts and must be updated through net earnings each reporting period. ASU 2016-13 also makes targeted changes to current accounting guidance for determining credit losses for available-for-sale debt securities, including requiring certain credit-related losses to be presented as an allowance rather than as a direct reduction of amortized cost and permitting improvements to such estimated credit losses to be recognized immediately in net earnings. The amendments in ASU 2016-13 will be effective for the Company on January 1, 2020 and will require a cumulative effect adjust to retained earnings (with certain exceptions) as of this date. Early application is permitted for the Company as of January 1, 2019. The Company presently has trade receivables and sales-type lease receivables and has historically held available-for-sale debt securities, all of which are in scope of ASU 2016-13. The Company is currently evaluating this guidance.

The FASB issued other accounting guidance during the period that is not applicable to the Company’s financial statements and, therefore, is not discussed above.

16.          SUBSEQUENT EVENTS

On July 29, 2016, the Company’s Board of Directors approved a quarterly dividend of $0.36 per share of Class A Common Stock. The dividend is payable September 16, 2016 to stockholders of record on September 2, 2016.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

OVERVIEW

On April 19, 2016 the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) that provides for the acquisition of the Company by a consortium composed of Apex Technology Co., Ltd., PAG Asia Capital and Legend Capital Management Co., Ltd. in a cash transaction for $40.50 per share, with closing of the acquisition expected in the second half of 2016. The Company’s shareholders approved the Merger Agreement on July 22, 2016. The consummation of the acquisition remains subject to applicable foreign and domestic regulatory clearances and other customary closing conditions. While the Company's shareholders have approved the Merger Agreement, there can be no certainty that the acquisition will be successfully consummated.

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

Goodwill and Intangible Assets

Goodwill recognized by the Company at June 30, 2016 related to the Enterprise Software reporting unit is $1,309.3 million. The fair value of the Enterprise Software reporting unit was in excess of its carrying value during the last impairment test as of December 31, 2015. The carrying value of the Enterprise Software reporting unit includes goodwill and intangible assets from recently acquired businesses such as Kofax, the values of which were derived from more recent business operating plans and macroeconomic conditions and therefore are more susceptible to an adverse change that could require an impairment charge. The value of the Enterprise Software reporting unit is heavily reliant on forecasted financial information, as well as multiples developed from prices paid in observed market transactions of comparable companies. Key assumptions to the valuation of Enterprise Software include revenue growth rates that approximate anticipated growth in the market segments served by Enterprise Software. Other key inputs to the fair value calculations include operating margin assumptions and discount rates. The Enterprise Software reporting unit’s operating results fell short of expectation during the first six months of 2016; however, the Company’s long-term projected operating results remain unchanged. If the Company is not able to achieve the projected performance levels, future impairments could be possible, which would negatively impact the Company’s earnings.

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

  The Enterprise Software strategy is primarily focused on capturing profitable software licenses, subscriptions and maintenance annuities from its industry and process-specific workflow enhancing solutions by combining its deep industry expertise and an integrated suite of ECM, BPM, DOM/CCM (which includes case management, electronic signature, process analytics, information and application integration, intelligent content capture and data extraction, enterprise search software and medical imaging VNA software) products and solutions into a model that is easy to integrate, use and support.

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

Lexmark is committed to growing a more predictable annuity revenue base and transforming to a higher value portfolio through expansion of its current MPS and software product offerings. Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for more information on the Merger Agreement entered into by the Company.

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

Enterprise Software

Lexmark’s software strategy is to deliver affordable, industry and process-specific workflow enhancing solutions through deep industry expertise and a broad content and process management software platform, in a model that is easy to integrate, use and support. The Company acquired Perceptive Software, Inc. in 2010; Pallas Athena Holdings B.V. in 2011; BDGB Enterprise Software (Lux) S.C.A., ISYS Search Software Pty Ltd., Nolij Corporation and Acuo Technologies, LLC in 2012; AccessVia, Inc., Twistage, Inc., Saperion AG and PACSGEAR, Inc. in 2013, ReadSoft and GNAX Healthcare LLC in 2014 and Claron and Kofax in 2015. These acquisitions enhance Lexmark’s capabilities as a content and process management solutions provider, expand the Company’s market opportunity and provide a core strategic component for the Company’s future.

Key software strategic initiatives include:

  Advancing and growing the Company’s content and process management solutions business internationally;

  Expanding and strengthening the Company’s content and process management software product line;

  Expanding the Company’s rate of participation in content and process management software solutions for specific industries and processes; and

  Successful integration of Kofax.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2016		2015		2016		2015
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$862.6	100%	$879.3	100%	$1,668.8	100%	$1,731.3	100%
Gross profit	337.0	39	362.1	41	643.4	39	692.0	40
Operating expense	314.1	36	384.3	44	659.0	39	672.0	39
Operating income (loss)	22.9	3	(22.2)	(3)	(15.6)	(1)	20.0	1
Net loss	(35.4)	(4)	(34.7)	(4)	(74.8)	(4)	(14.5)	(1)

Current Quarter

For the three months ended June 30, 2016, total Lexmark revenue declined 2% YTY, driven by an unfavorable YTY currency impact of 4% and an unfavorable YTY impact of 2% due to the Company’s exit of inkjet technology. These factors were partially offset by a positive impact of 3% from Enterprise Software revenue, reflecting a favorable impact of 4% due to the acquisition of Kofax.

For the three months ended June 30, 2016, operating income increased $45.1 million or 203% YTY primarily due to lower operating expenses driven by decreases of $41.5 million in restructuring charges and project costs and $35.3 million of acquisition-related adjustments. This was partially offset by the partial reversal of an accrued contingency of $23.5 million in the comparative period and an increase of $8.3 million in the pension and other postretirement benefit plan actuarial net loss during the current period.

Net earnings for the three months ended June 30, 2016 declined $0.7 million or 2% from the prior year, primarily due to the impact of a higher effective tax rate, offset by an increase in operating income. Net earnings for the three months ended June 30, 2016 included $44.3 million of pre-tax acquisition and strategic alternatives-related adjustments, a pension and other postretirement benefit plan actuarial net loss of $8.7 million, $(4.3) million of pre-tax restructuring reversals and project costs and $2.4 million in remediation-related charges. Net earnings for the three months ended June 30, 2015 included $79.6 million of pre-tax acquisition-related adjustments, $37.2 million of pre-tax restructuring charges and project costs and a pension and other postretirement benefit plan actuarial net loss of $0.4.

Year-to-Date

For the six months ended June 30, 2016, total Lexmark revenue declined 4% YTY, driven by an unfavorable YTY currency impact of 4% and an unfavorable YTY impact of 3% due to the Company’s exit of inkjet technology. These factors were partially offset by a positive impact of 4% from Enterprise Software revenue, reflecting a favorable impact of 5% due to the acquisition of Kofax.

For the six months ended June 30, 2016, operating income decreased $35.6 million or 178% YTY primarily due to the decline in gross profit of $48.6 million compared to the same period in 2015. The decrease in operating income was partially offset by lower operating expenses of $13.0 million.

Net earnings for the six months ended June 30, 2016 declined $60.3 million or 416% from the prior year, primarily due to lower operating income. Net earnings for the six months ended June 30, 2016 included $104.6 million of pre-tax acquisition and strategic alternatives-related adjustments, a pension and other postretirement benefit plan actuarial net loss of $26.4 million, $(11.3) million of pre-tax restructuring reversals and project costs, and $9.0 million in remediation-related charges. Net earnings for the six months ended June 30, 2015 included $116.4 million of pre-tax acquisition and divestiture-related adjustments, $39.1 million of pre-tax restructuring charges and project costs and a pension and other postretirement benefit plan actuarial net loss of $0.4 million.

The Company uses the term “acquisition, strategic alternatives, and divestiture-related adjustments” for purchase accounting adjustments, incremental acquisition and integration costs related to acquisitions, costs related to the sale of inkjet-related technology and assets, and costs related to the strategic alternatives process. The Company uses the term “project costs” for incremental charges related to the execution of its restructuring plans. The Company uses the term “remediation-related charges” for professional fees associated with analysis and remediation of the Company’s previously disclosed material weakness in internal controls over income tax accounting.

Revenue

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended			Six Months Ended
	June 30			June 30
(Dollars in millions)	2016	2015	% Change	2016	2015	% Change
ISS	$698.0	$740.4	(6)%	$1,366.9	$1,506.0	(9)%
Enterprise Software	164.6	138.9	19	301.9	225.3	34
Total revenue	$862.6	$879.3	(2)%	$1,668.8	$1,731.3	(4)%

ISS

For the three months ended June 30, 2016, ISS revenue declined 6% compared to the same period in 2015, which reflected unfavorable currency and inkjet exit impacts of approximately 4% and 3%, respectively. Large workgroup laser hardware revenue, which represented about 86% of total hardware revenue for the three months ended June 30, 2016, declined 10% YTY reflecting a 3% decline in units, primarily driven by competitive pressures, and a 7% decline in average unit revenue (“AUR”), reflecting unfavorable currency movements and an unfavorable product mix. Small workgroup laser hardware revenue, which for the three months ended June 30, 2016 represented about 14% of total hardware revenue, declined 14% YTY reflecting a 17% decline in units driven by competitive pressures. AUR increased 4% YTY reflecting a favorable product mix.

Supplies revenue for the three months ended June 30, 2016 was down 4% compared to the same period in 2015, reflecting unfavorable currency and inkjet exit impacts of 4% and 4%, respectively. Inkjet exit supplies revenue declined 57% YTY due to ongoing and expected declines in the inkjet installed base as the Company has exited inkjet technology.

For the six months ended June 30, 2016, ISS revenue declined 9% compared to the same period in 2015, including unfavorable currency and inkjet exit impacts of approximately 4% and 3%, respectively. Large workgroup laser hardware revenue, which represented about 85% of total hardware revenue for the six months ended June 30, 2016, declined 14% YTY reflecting a 7% decline in units, primarily driven by competitive pressures, and a 7% decline in AUR, reflecting unfavorable currency movements and an unfavorable product mix during 2016. Small workgroup laser hardware revenue, which for the six months ended June 30, 2016 represented about 15% of total hardware revenue, declined 13% YTY due to a 15% decrease in units driven by competitive pressures. AUR increased 1% YTY reflecting a favorable product mix during 2016. The Company uses the term “large workgroup” to include departmental, large workgroup and medium workgroup lasers, which are typically attached directly to large workgroup networks, as well as dot matrix printers and options. The term “small workgroup” includes small workgroup lasers and personal lasers, which are attached to small workgroup networks and/or personal computers. The Company uses the term “inkjet exit” to include consumer and business inkjet supplies.

Supplies revenue for the six months ended June 30, 2016 was down 8% compared to the same period in 2015, reflecting unfavorable currency and inkjet exit impacts of 4% and 4%, respectively. Laser supplies revenue decreased 4% YTY primarily due to unfavorable currency impact of 5% partially offset by YTY growth in MPS laser supplies revenue. Inkjet exit supplies revenue declined 57% YTY due to ongoing and expected declines in the inkjet installed base as the Company has exited inkjet technology.

Enterprise Software

For the three months ended June 30, 2016, revenue for Enterprise Software increased 19% primarily driven by the acquisition of Kofax in the second quarter of 2015. The YTY increases in maintenance and support and professional services revenue reflected a favorable impact of 25% due to the acquisition of Kofax. This was partially offset by a slight decrease in license revenue due to higher than anticipated levels of attrition as a result of the strategic alternatives process as well as an unfavorable currency impact of 1%.

For the six months ended June 30, 2016, revenue for Enterprise Software increased 34% primarily driven by the acquisition of Kofax in the second quarter of 2015. The YTY increases in license and maintenance and support revenue reflected a favorable impact of 43% due to the acquisition of Kofax. This was partially offset by a slight decrease in professional services revenue due to higher than anticipated levels of attrition as a result of the strategic alternatives process as well as an unfavorable currency impact of 1%.

See “Acquisition, Strategic Alternatives, and Divestiture-Related Adjustments” section that follows for further discussion.

Revenue by Geography

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended			Six Months Ended
	June 30			June 30
(Dollars in millions)	2016	2015	% Change	2016	2015	% Change
United States	$401.8	$403.6	–%	$789.9	$788.3	–%
Europe, the Middle East, & Africa ("EMEA")	306.1	312.2	(2)	593.0	619.1	(4)
Other international	154.7	163.5	(5)	285.9	323.9	(12)
Total revenue	$862.6	$879.3	(2)%	$1,668.8	$1,731.3	(4)%

For the three months ended June 30, 2016, revenues in the United States declined slightly compared to the same period in 2015 primarily due to lower laser hardware and laser supplies revenue as well as the negative impact of the Company’s planned exit from inkjet technologies partially offset by higher Enterprise Software revenue. Revenues in EMEA declined slightly compared to the same period in 2015 primarily due to lower laser hardware and laser supplies revenue, which reflected unfavorable currency impact, and the negative impact of the Company’s planned exit from inkjet technologies. These factors were partially offset by growth in Enterprise Software revenue. The YTY decline in revenues in other international regions was primarily due to lower laser supplies in Latin America and Asia Pacific and lower laser hardware revenues in Latin America, partially offset by growth in Enterprise Software revenue in both regions. For the three months ended June 30, 2016, currency exchange rates had an unfavorable YTY impact on total revenue of 4%.

For the six months ended June 30, 2016, revenues in the United States increased slightly compared to the same period in 2015 primarily due to higher Enterprise Software partially offset by lower laser hardware and laser supplies revenue as well as the negative impact of the Company’s planned exit from inkjet technologies. Revenues in EMEA declined compared to the same period in 2015 primarily due to lower laser hardware and laser supplies revenue, which reflected unfavorable currency impact, and the negative impact of the Company’s planned exit from inkjet technologies. These factors were partially offset by growth in Enterprise Software revenue. The YTY decline in revenues in other international regions was primarily due to lower laser hardware and laser supplies revenues in Latin America and Asia Pacific, partially offset by growth in Enterprise Software revenue in Asia Pacific. For the six months ended June 30, 2016, currency exchange rates had an unfavorable YTY impact on total revenue of 4%.

Gross Profit

The following table provides gross profit information:

	Three Months Ended			Six Months Ended
	June 30			June 30
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Gross profit dollars	$337.0	$362.1	(7)%	$643.4	$692.0	(7)%
% of revenue	39%	41%	(2) pts	39%	40%	(1) pts

For the three months ended June 30, 2016, consolidated gross profit decreased 7% and gross profit as a percentage of revenue decreased 2 percentage points compared to the same period in 2015. Gross profit as a percentage of revenue for the three months ended June 30, 2016 versus the same period in 2015 reflected an unfavorable impact of 2 percentage points for hardware driven by the partial reversal of an accrued contingency in the comparative period and a negative impact of 2 percentage points for product margins, reflecting an unfavorable impact for currency movements. These unfavorable impacts were partially offset by a favorable impact of 1 percentage point for lower acquisition-related costs, 1 percentage point for higher services margins and a 1 percentage point mix impact. The mix impact reflected the benefit of a lower relative proportion of laser hardware revenue. Gross profit for the three months ended June 30, 2016 included $20.8 million of pre-tax acquisition-related adjustments and a pension and other postretirement benefit plan actuarial net loss of $1.6 million. Gross profit for the three months ended June 30, 2015 included $27.6 million of pre-tax acquisition-related adjustments, $0.7 million of pre-tax restructuring charges, and a pension and other postretirement benefit plan actuarial net loss of $0.1 million.

For the six months ended June 30, 2016, consolidated gross profit decreased 7% and gross profit as a percentage of revenue decreased 1 percentage point compared to the same period in 2015. Gross profit as a percentage of revenue for the six months ended June 30, 2016 versus the same period in 2015 reflected an unfavorable impact of 1 percentage points for hardware driven by partial reversal of an accrued contingency in the comparative period and a negative impact of 2 percentage points for product margins, reflecting an unfavorable impact for currency movements. These unfavorable impacts were partially offset by a favorable impact of 1 percentage point for higher services margins and 1 percentage point mix impact. The mix impact reflected the benefit of a lower relative proportion of laser hardware revenue. Gross profit for the six months ended June 30, 2016 included $44.8 million of pre-tax acquisition-related adjustments and a pension and other postretirement benefit plan actuarial net loss of $6.0 million. Gross profit for the six months ended June 30, 2015 included $44.1 million of pre-tax acquisition-related adjustments, $0.8 million of pre-tax restructuring charges, and a pension and other postretirement benefit plan actuarial net loss of $0.1 million.

See “Restructuring Charges and Project Costs” and “Acquisition, Strategic Alternatives, and Divestiture-Related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended			Six Months Ended
	June 30			June 30
(Dollars in millions)	2016	2015	% Change	2016	2015	% Change
Research and development	$75.8	$85.5	(11)%	$159.5	$163.2	(2)%
Selling, general and administrative	241.8	265.0	(9)	514.7	475.2	8
Restructuring and related reversals (charges)	(3.5)	33.8	(110)	(15.2)	33.6	(145)
Total operating expense	$314.1	$384.3	(18)%	$659.0	$672.0	(2)%

For the three months ended June 30, 2016, total operating expense decreased 18% compared to the same period in 2015. Research and development expenses for the three months ended June 30, 2016 decreased 11% compared with the same period in 2015 driven by overall expense management and favorable currency movements, partially offset by increases related to the acquisition of Kofax and the impact of the pension and other postretirement benefit plan actuarial net loss. Selling, general and administrative expenses for the three months ended June 30, 2016 decreased 9% compared with the same period in 2015, reflecting lower acquisition-related adjustments, expense reductions in ISS and Enterprise Software due to the Company’s restructuring actions and favorable currency movements. These factors were partially offset by increases related to the acquisition of Kofax and the impact of the pension and other postretirement benefit plan actuarial net loss. Restructuring and related charges for the three months ended June 30, 2016 decreased $37.3 million or 110% compared with the same period in 2015, reflecting an accrual of $32.2 million established in the comparative period for the 2015 Restructuring Actions along with reversals of $(3.5) million during the current period due to the higher than expected levels of attrition as a result of the strategic alternatives process as well as the announced restructuring programs in 2015 and 2016. These higher levels of attrition reduced the expected termination benefits required resulting in the reversals.

For the six months ended June 30, 2016, total operating expense decreased 2% compared to the same period in 2015. Research and development expenses for the six months ended June 30, 2016 decreased 2% compared with the same period in 2015 driven by overall expense management and favorable currency movements, partially offset by increases related to the acquisition of Kofax and the impact of the pension and other postretirement benefit plan actuarial net loss. Selling, general and administrative expenses for the six months ended June 30, 2016 increased 8% compared with the same period in 2015, reflecting increases related to the acquisition of Kofax and the impact of the pension and other postretirement benefit plan actuarial net loss. These factors were partially offset by expense reductions in ISS and Enterprise Software due to the Company’s restructuring actions, overall expense management and favorable currency movements. Restructuring and related charges for the six months ended June 30, 2016 decreased $48.8 million or 145% compared with the same period in 2015, reflecting an accrual of $32.2 million established in the comparative period for the 2015 Restructuring Actions along with reversals of $(15.2) million during the current period due to the higher than expected levels of attrition as a result of the strategic alternatives process as well as the announced restructuring programs in 2015 and 2016. These higher levels of attrition reduced the expected termination benefits required resulting in the reversals.

The following table provides restructuring (reversals) charges and project costs, acquisition, strategic alternatives and divestiture-related adjustments, the impact of the pension and other postretirement benefit plan actuarial net loss and remediation-related charges included in the Company’s operating expense for the periods presented:

	Three Months Ended
	June 30
	2016				2015
			Pension and				Pension and
		Acquisition and	other				other
		strategic	postretirement			Acquisition	postretirement
	Restructuring	alternatives-	benefit plan	Remediation-	Restructuring	and divestiture-	benefit plan
(Dollars in	reversals and	related	actuarial	related	charges and	related	actuarial
millions)	project costs	adjustments	net loss	charges	project costs	adjustments	net loss
Research and development	$–	$0.3	$2.2	$–	$–	$0.3	$0.1
Selling, general and administrative	(0.8)	23.2	4.9	2.4	2.7	51.7	0.2
Restructuring and related (reversals) charges	(3.5)	–	–	–	33.8	–	–
Total	$(4.3)	$23.5	$7.1	$2.4	$36.5	$52.0	$0.3

	Six Months Ended
	June 30
	2016				2015
			Pension and				Pension and
		Acquisition and	other				other
	Restructuring	strategic	postretirement			Acquisition	postretirement
	charges	alternatives-	benefit plan	Remediation-	Restructuring	and divestiture-	benefit plan
(Dollars in	(reversals) and	related	actuarial	related	charges and	related	actuarial
millions)	project costs	adjustments	net loss	charges	project costs	adjustments	net loss
Research and development	$–	$0.6	$4.3	$–	$–	$0.5	$0.1
Selling, general and administrative	3.9	59.2	16.1	9.0	4.7	71.8	0.2
Restructuring and related (reversals) charges	(15.2)	–	–	–	33.6	–	–
Total	$(11.3)	$59.8	$20.4	$9.0	$38.3	$72.3	$0.3

See “Restructuring Charges and Project Costs” and “Acquisition, Strategic Alternatives, and Divestiture-Related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income (loss) by segment:

	Three Months Ended				Six Months Ended
	June 30				June 30
(Dollars in millions)	2016	2015	Change		2016	2015	Change
ISS	$118.8	$137.6	(14)%		$231.6	$277.2	(16)%
% of segment revenue	17%	19%	(2)	pt	17%	18%	(1)	pt

Enterprise Software	(0.4)	(34.8)	99%		(24.5)	(52.8)	54%
% of segment revenue	–%	(25)%	25	pt	(8)%	(23)%	15	pt

All other	(95.5)	(125.0)	24%		(222.7)	(204.4)	(9)%
Total operating income (loss)	$22.9	$(22.2)	203%		$(15.6)	$20.0	(178)%
% of total revenue	3%	(3)%	6	pt	(1)%	1%	(2)	pt

For the three months ended June 30, 2016, the increase in consolidated operating income from the same period in 2015 reflected higher operating income in Enterprise Software and lower operating income in the ISS segment. All other reflected lower acquisition-related adjustments, lower restructuring charges and project costs and a favorable currency impact. These factors were partially offset by higher operating expenses related to the acquisition of Kofax, the unfavorable impact of the pension and other postretirement benefit plan actuarial net loss and higher remediation-related charges. The lower ISS operating income for the three months ended June 30, 2016 reflected lower revenues primarily due to the unfavorable currency movements and the inkjet exit as well as the unfavorable impact to gross profit resulting from a partial reversal of an accrued contingency in the comparative period, offset by lower operating expenses due to cost reductions and reversals of restructuring charges and project costs and a favorable currency impact. The higher Enterprise Software operating income for the three months ended June 30, 2016 was driven by higher revenues primarily due to the acquisition of Kofax as well as lower acquisition-related adjustments, lower restructuring-related charges and lower other operating expenses.

For the six months ended June 30, 2016, the decrease in consolidated operating income from the same period in 2015 reflected lower operating income in the ISS segment partially offset by lower operating losses in Enterprise Software. All other reflected higher operating expenses related to the acquisition of Kofax, the unfavorable impact of the pension and other postretirement benefit plan actuarial net loss and higher remediation-related charges. These factors were partially offset by lower acquisition-related adjustments, lower restructuring charges and project costs and a favorable currency impact. The lower ISS operating income for the six months ended June 30, 2016 reflected lower revenues primarily due to unfavorable currency movements, lower laser hardware and laser supplies revenues, and the inkjet exit as well as the unfavorable impact on gross profit from a partial reversal of an accrued contingency in the comparative period, partially offset by lower operating expenses due to cost reductions and reversals of restructuring charges and project costs and a favorable currency impact. The lower operating losses in Enterprise Software for the six months ended June 30, 2016 were driven by higher revenues primarily due to the acquisition of Kofax as well as slightly lower acquisition-related adjustments and lower restructuring-related charges. These factors were partially offset by higher other operating expenses primarily due to the acquisition of Kofax.

The following tables provide restructuring (reversals) charges and project costs, acquisition, strategic alternatives and divestiture-related adjustments, the impact of the pension and other postretirement benefit plan actuarial net loss and remediation-related charges included in the Company’s operating income for the periods presented:

	Three Months Ended
	June 30
	2016				2015
			Pension and				Pension and
		Acquisition and	other				other
	Restructuring	strategic	postretirement			Acquisition	postretirement
	(reversals)	alternatives-	benefit plan	Remediation-	Restructuring	and divestiture-	benefit plan
(Dollars in	charges and	related	actuarial	related	charges and	related	actuarial
millions)	project costs	adjustments	net loss	charges	project costs	adjustments	net loss
ISS	$(5.2)	$0.2	$–	$–	$5.6	$0.5	$–
Enterprise Software	3.1	32.5	–	–	19.5	48.8	–
All other	(2.2)	11.6	8.7	2.4	12.1	30.3	0.4
Total	$(4.3)	$44.3	$8.7	$2.4	$37.2	$79.6	$0.4

	Six Months Ended
	June 30
	2016				2015
			Pension and				Pension and
		Acquisition and	other				other
	Restructuring	strategic	postretirement			Acquisition	postretirement
	(reversals)	alternatives-	benefit plan	Remediation-	Restructuring	and divestiture-	benefit plan
(Dollars in	charges and	related	actuarial	related	charges and	related	actuarial
millions)	project costs	adjustments	net loss	charges	project costs	adjustments	net loss
ISS	$(14.8)	$0.4	$–	$–	$5.9	$0.7	$–
Enterprise Software	0.3	67.9	–	–	19.3	74.9	–
All other	3.2	36.3	26.4	9.0	13.9	40.8	0.4
Total	$(11.3)	$104.6	$26.4	$9.0	$39.1	$116.4	$0.4

See “Restructuring Charges and Project Costs” and “Acquisition, Strategic Alternatives, and Divestiture-Related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2016	2015	2016	2015
Interest expense (income), net	$11.1	$10.0	$22.3	$17.7
Other expense (income), net	0.7	(0.6)	1.2	0.2
Total interest and other expense (income), net	$11.8	$9.4	$23.5	$17.9

For the three months ended June 30, 2016, total interest and other expense (income), net increased compared to the same period in 2015. Other expense (income), net for the three months ended June 30, 2016 reflected net gains on the sale of marketable securities of $1.2 million and net gains of $0.4 million for certain derivative instruments previously designated as cash flow hedges.

For the six months ended June 30, 2016, total interest and other (income) expense increased compared to the same period in 2015 reflecting higher interest expense for borrowings related to the acquisition of Kofax. Other (income) expense, net for the six months ended June 30, 2016 reflected net gains on the sale of marketable securities of $1.7 million and net gains of $0.9 million for certain derivative instruments previously designated as cash flow hedges.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended June 30, 2016 was an expense of $46.5 million or an effective tax rate of 418.9%, compared to an expense of $3.1 million or an effective tax rate of (9.9)% for the three months ended June 30, 2015. The difference in these rates is primarily due to discrete items totaling $42.2 million. At reporting period end, the Company reassessed its uncertain tax positions and determined it is no longer more likely than not that a previously recognized uncertain tax benefit will be sustained based on new information received during the second quarter. Accordingly, the Company increased its reserve for uncertain tax positions and accrued interest by $34.9 million during the quarter ending June 30, 2016. The remaining portion of discrete items primarily included deferred tax expense relating to a change in the Switzerland applicable tax rate.

The Provision for income taxes for the six months ended June 30, 2016 was an expense of $35.7 million or an effective tax rate of (91.3)%, compared to an expense of $16.6 million or an effective tax rate of 790.5% for the six months ended June 30, 2015. The difference in these rates is primarily due to discrete items totaling $40.0 million. At reporting period end, the Company reassessed its uncertain tax positions and determined it is no longer more likely than not that a previously recognized uncertain tax benefit will be sustained based on new information received during the second quarter. Accordingly, the Company increased its reserve for uncertain tax positions and accrued interest by $34.9 million during the six months ending June 30, 2016. The remaining portion of discrete items primarily included deferred tax expense relating to a change in the Switzerland applicable tax rate.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. Accordingly, within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $2.3 million to $37.5 million. The Company is unable to reasonably estimate a range of the possible increase in the amount of unrecognized tax benefits that could occur within the next 12 months. However, any such increase is not expected to be material to the Company.

The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% as a result of U.S. state taxes on U.S. earnings and lower tax rates applicable to foreign earnings in most foreign jurisdictions in which the Company operates, most notably, Switzerland.

Net Loss and Loss per Share

The following table summarizes net loss and basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions, except per share amounts)	2016	2015	2016	2015
Net loss	$(35.4)	$(34.7)	$(74.8)	$(14.5)

Basic loss per share	$(0.56)	$(0.56)	$(1.19)	$(0.24)
Diluted loss per share	$(0.56)	$(0.56)	$(1.19)	$(0.24)

Net loss for the three months ended June 30, 2016 was flat YTY compared to the same period in 2015 primarily due to the impact of a higher effective tax rate, offset by an increase in operating income. For the three months ended June 30, 2016, basic and diluted loss per share was flat YTY compared to the same period in 2015.

Net loss for the six months ended June 30, 2016 increased from the prior year primarily due to decreased operating income. For the six months ended June 30, 2016, the YTY increase in basic and diluted loss per share was primarily due to lower earnings.

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

The 2016 Restructuring Actions will impact about 550 positions worldwide through December 2016, with a portion of the positions being shifted to low-cost countries. The 2016 Restructuring Actions will result in total pre-tax charges, including project costs of approximately $50 million, with $32 million incurred to date, and the remainder to be incurred in 2016. The total cash costs of the 2016 Restructuring Actions will be approximately $46 million, of which $32 million has been incurred to date, and the remainder to be incurred in 2016. The cash outlays for the 2016 Restructuring Actions were $19 million through the first half 2016 and are anticipated to be approximately $27 million for the remainder of 2016.

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

The 2015 Restructuring Actions impact about 500 positions worldwide through December 2016, with a portion of the positions being shifted to low-cost countries. The 2015 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $45 million, with $35 million incurred to date and approximately $10 million remaining to be incurred in 2016. The total cash costs of the 2015 Restructuring Actions will be approximately $44 million, with $33 million incurred to date and approximately $11 million to be incurred in 2016. The cash outlays for the 2015 Restructuring Actions were $25 million through the first half of 2016 and are anticipated to be approximately $19 million for the remainder of 2016.

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

Impact to 2016 Financial Results

For the three months ended June 30, 2016, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

		2016 Actions			2015 Actions
	2016 Actions	Restructuring	2016 Actions		Restructuring	2015 Actions		Other Actions	Other Actions
	Restructuring	related	Restructuring	2016	Charges	Restructuring	2015	Restructuring	Restructuring	Other	Total
	Reversals	Pension Costs	Project	Actions	(Reversals)	Project	Actions	(Reversals)	Project	Actions	All
(Dollars in millions)	(Note 3)	(Note 10)	Costs	Total	(Note 3)	Costs	Total	(Note 3)	Costs	Total	Actions
Accelerated depreciation charges	$–	$–	$–	$–	$0.2	$–	$0.2	$–	$–	$–	$0.2
Employee termination benefit (reversals) charges	(1.9)	–	–	(1.9)	(1.3)	–	(1.3)	(0.2)	–	(0.2)	(3.4)
Contract termination and lease (reversals) charges	–	–	–	–	–	–	–	(0.1)	–	(0.1)	(0.1)
Pension and other postretirement curtailment and termination benefit gain	–	(2.1)	–	(2.1)	–	–	–	–	–	–	(2.1)
Project costs	–	–	0.6	0.6	–	1.7	1.7	–	(1.2)	(1.2)	1.1
Total restructuring (reversals) charges and project costs	$(1.9)	$(2.1)	$0.6	$(3.4)	$(1.1)	$1.7	$0.6	$(0.3)	$(1.2)	$(1.5)	$(4.3)

The Company experienced higher levels of attrition than expected during the first half of 2016 as a result of the strategic alternatives process as well as announced restructuring programs. The Company’s cost savings and headcount reduction targets have not changed.

Restructuring charges (reversals) and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended June 30, 2016 as follows:

	Selling, general	Restructuring	Impact on
	and	and related	Operating
(Dollars in millions)	administrative	reversals	income
Accelerated depreciation charges	$0.2	$–	$0.2
Employee termination benefit (reversals) charges	–	(3.4)	(3.4)
Contract termination and lease (reversals) charges	–	(0.1)	(0.1)
Pension and other postretirement curtailment and termination benefit gain	(2.1)	–	(2.1)
Project costs	1.1	–	1.1
Total restructuring reversals and project costs	$(0.8)	$(3.5)	$(4.3)

For the three months ended June 30, 2016, restructuring charges (reversals) and project costs were incurred in the Company’s segments as follows:

	2016	2015	Other
(Dollars in millions)	Actions	Actions	Actions	Total
ISS	$(2.6)	$(2.6)	$–	$(5.2)
All other	(0.8)	–	(1.4)	(2.2)
Enterprise Software	–	3.2	(0.1)	3.1
Total restructuring (reversals) charges and project costs	$(3.4)	$0.6	$(1.5)	$(4.3)

For the six months ended June 30, 2016, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

		2016 Actions			2015 Actions
	2016 Actions	Restructuring	2016 Actions		Restructuring	2015 Actions		Other Actions	Other Actions
	Restructuring	related	Restructuring	2016	Charges	Restructuring	2015	Restructuring	Restructuring	Other	Total
	Reversals	Pension Costs	Project	Actions	(Reversals)	Project	Actions	Reversals	Project	Actions	All
(Dollars in millions)	(Note 3)	(Note 10)	Costs	Total	(Note 3)	Costs	Total	(Note 3)	Costs	Total	Actions
Accelerated depreciation charges	$–	$–	$–	$–	$1.0	$–	$1.0	$–	$–	$–	$1.0
Employee termination benefit (reversals) charges	(9.6)	–	–	(9.6)	(5.1)	–	(5.1)	(0.2)	–	(0.2)	(14.9)
Contract termination and lease (reversals) charges	–	–	–	–	–	–	–	(0.3)	–	(0.3)	(0.3)
Pension and other postretirement curtailment and termination benefit loss	–	0.9	–	0.9	–	–	–	–	–	–	0.9
Project costs	–	–	0.6	0.6	–	2.6	2.6		(1.2)	(1.2)	2.0
Total restructuring (reversals) charges and project costs	$(9.6)	$0.9	$0.6	$(8.1)	$(4.1)	$2.6	$(1.5)	$(0.5)	$(1.2)	$(1.7)	$(11.3)

Restructuring charges (reversals) and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the six months ended June 30, 2016 as follows:

	Selling, general	Restructuring	Impact on
	and	and related	Operating
(Dollars in millions)	administrative	reversals	income
Accelerated depreciation charges	$1.0	$–	$1.0
Employee termination benefit (reversals) charges	–	(14.9)	(14.9)
Contract termination and lease (reversals) charges	–	(0.3)	(0.3)
Pension and postretirement curtailment loss and termination benefits loss	0.9	–	0.9
Project costs	2.0	–	2.0
Total restructuring charges and project costs	$3.9	$(15.2)	$(11.3)

For the six months ended June 30, 2016, restructuring charges (reversals) and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2016 Actions	2015 Actions	Other Actions	Total
ISS	$(11.4)	$(3.4)	$–	$(14.8)
All other	3.3	1.3	(1.4)	3.2
Enterprise Software	–	0.6	(0.3)	0.3
Total restructuring reversals and project costs	$(8.1)	$(1.5)	$(1.7)	$(11.3)

Impact to 2015 Financial Results

For the three months ended June 30, 2015, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

		Other
	2015 Actions	Restructuring
	Restructuring	Charges	Other	Other
	Charges	(Reversals)	Restructuring	Actions	Total
(Dollars in millions)	(Note 3)	(Note 3)	Project Costs	Total	All Actions
Accelerated depreciation charges	$–	$0.5	$–	$0.5	$0.5
Excess components and other inventory-related charges	–	0.7	–	0.7	0.7
Employee termination benefit charges	32.1	1.8	–	1.8	33.9
Contract termination and lease charges (reversals)	0.1	(0.2)	–	(0.2)	(0.1)
Project costs	–	–	2.2	2.2	2.2
Total restructuring charges and project costs	$32.2	$2.8	$2.2	$5.0	$37.2

Restructuring charges (reversals) and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended June 30, 2015 as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
(Dollars in millions)	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation charges	$–	$–	$0.5	$–	$0.5
Excess components and other inventory-related charges	0.7	0.7	–	–	0.7
Employee termination benefit charges	–	–	–	33.9	33.9
Contract termination and lease (reversals) charges	–	–	–	(0.1)	(0.1)
Project costs	–	–	2.2	–	2.2
Total restructuring charges and project costs	$0.7	$0.7	$2.7	$33.8	$37.2

For the three months ended June 30, 2015, restructuring charges and project costs were incurred in the Company’s segments as follows:

	2015	Other
(Dollars in millions)	Actions	Actions	Total
ISS	$3.6	$2.0	$5.6
All other	10.1	2.0	12.1
Enterprise Software	18.5	1.0	19.5
Total restructuring charges and project costs	$32.2	$5.0	$37.2

For the six months ended June 30, 2015, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

		Other
	2015 Actions	Restructuring
	Restructuring	Charges	Other	Other
	Charges	(Reversals)	Restructuring	Actions	Total
(Dollars in millions)	(Note 3)	(Note 3)	Project Costs	Total	All Actions
Accelerated depreciation charges	$–	$0.6	$–	$0.6	$0.6
Excess components and other inventory-related charges	–	0.7	–	0.7	0.7
Employee termination benefit charges	32.1	1.6	–	1.6	33.7
Contract termination and lease charges (reversals)	0.1	(0.2)	–	(0.2)	(0.1)
Project costs	–	–	4.2	4.2	4.2
Total restructuring charges and project costs	$32.2	$2.7	$4.2	$6.9	$39.1

Restructuring charges (reversals) and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the six months ended June 30, 2015 as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
(Dollars in millions)	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation charges	$0.1	$0.1	$0.5	$–	$0.6
Excess components and other inventory-related charges	0.7	0.7	–	–	0.7
Employee termination benefit charges	–	–	–	33.7	33.7
Contract termination and lease (reversals) charges	–	–	–	(0.1)	(0.1)
Project costs	–	–	4.2	–	4.2
Total restructuring charges and project costs	$0.8	$0.8	$4.7	$33.6	$39.1

For the six months ended June 30, 2015, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2015 Actions	Other Actions	Total
ISS	$3.6	$2.3	$5.9
All other	10.1	3.8	13.9
Enterprise Software	18.5	0.8	19.3
Total restructuring charges and project costs	$32.2	$6.9	$39.1

ACQUISITION, STRATEGIC ALTERNATIVES, AND DIVESTITURE-RELATED ADJUSTMENTS

Pre-tax acquisition and strategic alternatives-related adjustments affected the Company’s financial results as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2016	2015	2016	2015
Reduction in revenue	$2.6	$11.5	$8.5	$14.7
Amortization of intangible assets	29.8	31.8	59.4	54.4
Acquisition and integration costs	7.9	35.9	24.0	46.9
Total acquisition-related adjustments	$40.3	$79.2	$91.9	$116.0
Strategic alternatives-related adjustments	4.0	–	12.7	–
Divestiture-related adjustments	–	0.4	–	0.4
Acquisition, strategic alternatives and divestiture-related adjustments	$44.3	$79.6	$104.6	$116.4

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

Reductions in revenue result from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. Reductions in revenue are reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects future pre-tax reductions in revenue of approximately $4 million for the remainder of 2016. For full year 2017, the Company expects pre-tax reductions in revenue of approximately $5 million.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2016	2015	2016	2015
Recorded in Cost of product revenue	$18.2	$16.1	$36.3	$29.4
Recorded in Research and development	0.3	0.3	0.6	0.5
Recorded in Selling, general and administrative	11.3	15.4	22.5	24.5
Total amortization of intangible assets	$29.8	$31.8	$59.4	$54.4

The Company expects future pre-tax charges for the amortization of intangible assets of approximately $57 million for the remainder of 2016, with $29 million expected in the third quarter of 2016. For full year 2017, the Company expects pre-tax charges for the amortization of intangible assets of approximately $100 million.

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

Acquisition and integration costs were recognized in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $19 million for the remainder of 2016 and approximately $15 million for 2017.

Strategic alternatives

In 2015, the Company announced that its Board of Directors authorized the exploration of strategic alternatives to enhance shareholder value. The Company has incurred costs related to the exploration of strategic alternatives, and may incur additional costs, which may be material, such as investment banking fees, legal and accounting fees, employee travel expenses and compensation, and consulting costs. These costs are incremental to normal operating charges, are expensed as incurred and are reflected in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements and the definitive proxy statement filed on June 17, 2016 for more information on the definitive merger agreement the Company has entered into as a result of the exploration of strategic alternatives process.

Divestiture

In connection with the sale of the Company’s inkjet-related technology and assets, the Company incurred expenses that would not have been incurred otherwise. Divestiture-related costs consist of employee travel expenses and compensation, consulting costs, training costs and transition services including non-cash charges related to assets used in providing the transition services. These costs are incremental to normal operating charges and are expensed as incurred. Divestiture-related costs were recognized in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The Company expects future divestiture-related expenses to be immaterial.

FINANCIAL CONDITION

Lexmark’s financial position at June 30, 2016 and December 31, 2015, reflects the Company’s investment into the Enterprise Software segment with negative working capital of $194.1 million and $142.2 million, respectively. Cash flows provided by operations was more than offset by net debt repayments of $73.0 million, cash dividend payments of $45.1 million and property, plant and equipment purchases of approximately $40.2 million.

At June 30, 2016 and December 31, 2015, the Company had senior note debt, net of debt issuance costs, of $697.7 million and $697.3 million, respectively. The Company also had $46.0 million outstanding under its U.S. trade receivables facility and $245.0 under its revolving credit facility at June 30, 2016. The Company had $76.0 million outstanding under its U.S. trade receivables facility and $288.0 under its revolving credit facility at December 31, 2015.

The debt to capital ratio at June 30, 2016 of 50% increased slightly compared to 49% at December 31, 2015. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30
(Dollars in millions)	2016	2015
Net cash flow provided by (used for):
Operating activities	$102.6	$(17.2)
Investing activities	(36.2)	(443.1)
Financing activities	(122.6)	297.7
Effect of exchange rate changes on cash and cash equivalents	1.0	(3.1)
Net change in cash and cash equivalents	$(55.2)	$(165.7)

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures. Refer to the Financing Activities section which follows for information regarding the Company’s debt activity during the six months ended June 30, 2016. Management believes that cash provided by operations will be sufficient on a worldwide basis to meet operating and capital needs. However, in the event that cash from operations is not sufficient, the Company has cash and cash equivalents and other potential sources of liquidity through further utilization of its committed and uncommitted revolving credit facilities. The Company may also choose to use these sources of liquidity from time to time to fund strategic acquisitions and dividends.

As of June 30, 2016, the Company held $103.1 million in Cash and cash equivalents. The Company’s ability to fund operations from these balances could be limited by possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $97.1 million of Cash and cash equivalents was held by foreign subsidiaries. The Company utilizes a variety of strategies to deploy available cash in locations where it is needed. The Company’s intent is to permanently reinvest undistributed earnings of its foreign subsidiaries, and the Company’s current plans do not demonstrate a need to repatriate earnings of foreign subsidiaries to fund U.S. operations. However, if earnings of foreign subsidiaries were needed to fund U.S. operations, the Company may incur income and withholding taxes to repatriate a large portion of the earnings of foreign subsidiaries.

As of December 31, 2015, the Company held $158.3 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $107.9 million of Cash and cash equivalents and current Marketable securities was held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing Activities section to follow.

Operating Activities

The $119.8 million increase in cash flows from operating activities for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was driven by the following factors.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the six months ended June 30, 2016 compared to 2015, resulted in a favorable YTY impact of $72.2 million. This was driven by higher net income taxes payable, reversal of copyright fees during 2015 and lower cash expenditures for the incentive compensation for the first six months of 2016 versus 2015, offset by cash paid for employee termination severance benefits and a reduction in the restructuring accrual. Refer to Note 7 of the Notes to Consolidated Condensed Financial Statements for additional information on the Company’s income taxes.

Trade receivables increased $61.4 million and $2.0 million during in the six months ended June 30, 2016 and June 30, 2015, respectively. This $59.4 million fluctuation year over year was primarily driven by timing of sales and accelerated collections.

Inventories increased $4.8 million during the six months ended June 30, 2016 compared to an increase of $20.6 million for the six months ended June 30, 2015. This resulted in a favorable impact to cash flows of $15.8 million. The increase in the first half of 2015 was driven by replenishment of stock after depletion of inventory during the West Coast Port strike and high fourth quarter 2014 demand in addition to preparation for higher third quarter demand.

Contributions for pension and other postretirement benefit plans decreased YTY with contributions of $4.0 million and $6.2 million during the six months ended June 30, 2016 and 2015, respectively, resulting in a favorable YTY cash impact of $2.2 million. This was primarily driven by favorable investment performance on plan assets.

The activities above were offset by the following factor.

Net earnings decreased $60.3 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This was mainly attributable to decreased operating income. Refer to the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details. The unfavorable YTY change in Net earnings also included approximately $26 million of pension and postretirement expenses related to mark-to-market and curtailment adjustments and approximately $19 million of additional provision for income taxes. Refer to Note 7 and Note 10 of the Notes to Consolidated Condensed Financial Statements for additional details.

Cash Conversion Days

	JUN 2016	DEC 2015	JUN 2015	DEC 2014
Days of sales outstanding	39	40	47	37
Days of inventory	41	36	48	34
Days of payables	78	77	85	72
Cash conversion days	2	(1)	10	(1)

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

Investing Activities

The $406.9 million decrease in net cash flows used for investing activities for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was driven by the YTY net decrease in cash flows used for business acquisitions of $1,001.3 million and decreased purchases of property, plant and equipment of $24.6 million. This was partially offset by the YTY net decrease of $625.4 million in cash flows provided by marketable securities investment activities, which were fully liquidated in 2015.

The Company’s business acquisitions, marketable securities and capital expenditures are discussed below.

Business Acquisitions

During the six months ended June 30, 2016, the Company did not purchase any businesses. During the six months ended June 30, 2015, the Company completed the acquisition of Kofax for approximately $1 billion. The Company funded the acquisition with its non-U.S. cash on hand and its existing credit facility programs. The addition of Kofax enhanced the Company’s industry-leading ECM and BPM offerings and strengthened the Company’s portfolio of capture solutions in the market, ranging from Web portals and mobile devices to MFP’s.

During the six months ended June 30, 2015, the Company also acquired substantially all the assets of Claron for $30.3 million. Claron is a leading provider of medical image viewing, distribution, sharing and collaboration software technology, and its solutions help healthcare delivery organizations provide universal access to patient imaging studies and other content across and between healthcare enterprises. The Company also obtained pre-title to all remaining shares of ReadSoft. The $4.6 million payment for the ReadSoft non-controlling interest shares can be found in Net cash flows (used for) provided by financing activities section of the Consolidated Condensed Statements of Cash Flows. ReadSoft is a leading global provider of software solutions that automate business processes, both on premise and in the cloud.

Marketable Securities

The Company had no Marketable securities activity during the six months ended June 30, 2016 compared to $625.4 million net cash provided by Marketable securities for the six months ended June 30, 2015. During the first six months ended June 30, 2015, the Company liquidated all of its marketable securities to fund the purchases of Kofax and Claron and to fund its dividend and treasury share repurchase activities.

Capital Expenditures

For the six months ended June 30, 2016 and 2015, the Company spent $40.2 million and $64.8 million, respectively, on capital expenditures. The capital expenditures for 2016 principally related to infrastructure support (including internal-use software expenditures) and machinery and equipment related to new product development. The Company expects capital expenditures to be approximately $80.0 million for full year 2016, compared to full year 2015 capital expenditures of $112.6 million. Capital expenditures for 2016 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents or additional sources of liquidity, as discussed below.

Financing Activities

Cash flows used for financing activities were $122.6 million during the first six months of 2016 and cash flows provided by financing activities were $297.7 million for the first six months 2015. The YTY fluctuation of $420.3 million was primarily driven by a decrease in net debt proceeds of $366.7 million in 2016 and net debt payments of $73.0 million. This was partially offset by treasury stock repurchases of $4.0 million during the six months ended June 30, 2016 as compared to $30.0 million during the six months ended June 30, 2015. The Company paused its share repurchases in the second quarter of 2015 which resulted in favorable cash flows of $26.0 million year over year.

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

Dividend Payments and Share Repurchases

For the six months ended June 30, 2016, the Company paid cash dividends of $0.72 per common share for $45.1 million. Refer to Note 8 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity during the year. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change. For the six months ended June 30, 2015, the Company paid cash dividends of $0.72 per common share for $44.1 million.

Refer to Note 16 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity that occurred subsequent to the date of the financial statements.

Shares were withheld to satisfy the minimum amount of its income tax withholding requirements related to certain officer’s vested RSUs. The fair value of the restricted shares withheld was determined on the date that the restricted shares vested. For the six months ended June 30, 2016, the Company withheld approximately 0.1 million restricted shares at a cost of approximately $4 million. The shares have been classified as Treasury stock on the Consolidated Condensed Statements of Financial Position. The Company currently expects to satisfy share-based awards with registered shares available to be issued. For the six months ended June 30, 2015, the Company repurchased approximately 0.7 million shares at a cost of $30.0 million. As of June 30, 2016, there was approximately $55 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Merger Agreement includes certain restrictions, limitations and prohibitions as to actions the Company may or may not take in the period prior to completion of the merger without the prior consent of the buying consortium.  Among other restrictions, the Merger Agreement limits, beyond previously budgeted amounts and allowed exceptions, the Company’s total capital spending, limits the extent to which the Company can obtain new financing through debt and equity, and prohibits the payment of cash dividends in excess of specified amounts.

Intra-Period Financing Activities

The Company used its trade receivables facility, bank overdrafts and committed and uncommitted revolving credit facilities to supplement daily cash needs of the Company and its subsidiaries during the first six months of 2016 and 2015. The Company expects to continue to utilize the trade receivables and committed and uncommitted revolving credit facilities in the near future to help fund its operations and strategic business combinations, if any, as discussed previously.

Senior Note Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At June 30, 2016, the outstanding balance of senior note debt was $697.7 million (net of unamortized issuance costs of $2.1 million and unamortized discount of $0.2 million).

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

On August 27, 2015, the trade receivables facility was amended by extending the term of the facility to October 6, 2017. In addition, Kofax, Inc. became a new originator under the facility, permitting advancements under the facility as accounts receivables are originated by Kofax, Inc. and sold to LRC. The maximum capital availability under the facility remains at $125.0 million under the amended agreement. At June 30, 2016, the outstanding balance of the trade receivables facility was $46.0 million. At December 31, 2015, the outstanding balance of the trade receivables facility was $76.0 million. The average daily balance under the trade receivables facility during the first six months of 2016 and 2015 was $55.5 million and $56.3 million, respectively.

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

Revolving Credit Facility

The Company currently has a $500 million, 5-year senior, unsecured, multicurrency revolving credit facility with a maturity date of February 5, 2019. The outstanding balance of the revolving credit facility was $245.0 million as of June 30, 2016. The outstanding balance of the revolving credit facility was $288.0 million as of December 31, 2015. The average daily balance under the revolving credit facility during the first six months of 2016 and 2015 was $225.5 million and $76.6 million, respectively.

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

Uncommitted Revolving Credit Facility

On June 10, 2015, the Company entered into an agreement for an uncommitted revolving credit facility. Under this agreement, the Company may borrow up to a total of $100.0 million. There were no outstanding borrowings under the uncommitted revolving credit facility at June 30, 2016 and December 31, 2015. The average daily balance under the uncommitted revolving credit facility during the six months ending June 30, 2016 and June 30, 2015 was $19.9 million and $41.3 million, respectively.

Credit Ratings and Other Information

The Company’s credit ratings by S&P, Fitch Ratings, Inc. and Moody’s are BBB-, BBB- and Baa3, respectively. The ratings remain investment grade.

The Company’s credit rating can be influenced by a number of factors, including overall economic conditions, the pending Merger Agreement, demand for the Company’s products and services and ability to generate sufficient cash flow to service the Company’s debt. A downgrade in the Company’s credit rating to non-investment grade would decrease the maximum availability under its trade receivables facility, potentially increase the cost of borrowing under the revolving credit facility and increase the coupon payments on the Company’s public debt, and likely have an adverse effect on the Company’s ability to obtain access to new financings in the future. The Company does not have any rating downgrade triggers that accelerate the maturity dates of its revolving credit facility or public debt.

The Company was in compliance with all covenants and other requirements set forth in its debt agreements as of June 30, 2016. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

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

Interest Rates

At June 30, 2016, the fair value of the Company’s senior notes was estimated at $733.9 million based on the prices the bonds have recently traded at in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at June 30, 2016 by $36.2 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to $7.4 million at June 30, 2016.

Since the borrowings under the revolving credit facility and the accounts receivable program utilize variable interest rate setting mechanisms such as one-month LIBOR, the fair value of these borrowings is deemed to be at par and the sensitivity of these borrowings to changes in interest rates is deemed to be immaterial.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective functional currency of each of the Company’s subsidiaries as well as foreign currency denominated revenue and profit translated into the functional currency of the Company. The primary currencies to which the Company was exposed on a transaction basis as of June 30, 2016 include the Euro, the British pound, the Swiss franc, the Philippine peso, the Chinese renminbi, the Singapore dollar, the Australian dollar and the Polish zloty. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts (“transaction hedge contracts”) with maturity dates of approximately three months or less, though all foreign currency exposures may not be fully hedged. The Company hedges anticipated foreign currency denominated sales with foreign exchange option contracts (“cash flow hedge contracts”). The potential loss in fair value at June 30, 2016 for transaction hedge contracts and cash flow hedge contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar is $32.0 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer (“CEO”) and Vice President and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chairman and CEO and Vice President and CFO have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, which continues to exist as of June 30, 2016. Management has determined that the revision described in Note 1 of the Notes to Consolidated Condensed Financial Statements to correct immaterial errors related to income tax accounting was an additional effect of the material weakness described in Management’s Report on Internal Control over Financial Reporting in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which continues to exist as of June 30, 2016.

Remediation of Material Weakness in Internal Control over Financial Reporting

With the oversight of the Company’s Finance and Audit Committee, the Company continued to take steps during the first half of 2016 to remediate its material weakness in internal control over accounting for income taxes. Building on its efforts during 2015, the Company made progress to remediate the material weakness and further enhance its internal controls. The Company continued to implement activities and improvements during the first half of 2016 which include:

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

The Company has continued to make progress toward refining its design and operating effectiveness of internal control during the first half of 2016. The Company expects to make additional improvements in internal control during the remainder of 2016. Given the annual nature of internal controls over accounting for income taxes, time is critical to fully integrate the new and redesigned controls into our processes and confirm them as effective and sustainable.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting other than the efforts discussed immediately above in Remediation of the Material Weakness in Internal Control over Financial Reporting.

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

  the pending acquisition may not be consummated on the expected timeframe or at all if the parties to the Merger Agreement fail to obtain necessary regulatory approvals or satisfy other closing conditions contemplated by the Merger Agreement, some of which are outside of the Company’s control;
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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1-30, 2016	–	$–	–	$54.9
May 1-31, 2016	1,638	37.95	–	54.8
June 1-30, 2016	–	–	–	54.8
Total	1,638	$37.95

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

August 5, 2016

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

101       Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three and six months ended June 30, 2016 and 2015, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Condensed Statements of Financial Position at June 30, 2016 and December 31, 2015, (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) the Notes to Consolidated Condensed Financial Statements.