Form 10-Q
period 2016-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2016-11-04
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The registrant had 62,910,737 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on October 28, 2016.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (Unaudited)
	Consolidated Condensed Statements of Earnings
	Three and Nine Months Ended September 30, 2016 and 2015	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three and Nine Months Ended September 30, 2016 and 2015	3
	Consolidated Condensed Statements of Financial Position
	As of September 30, 2016 and December 31, 2015	4
	Consolidated Condensed Statements of Cash Flows
	Nine Months Ended September 30, 2016 and 2015	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49
Item 4.	CONTROLS AND PROCEDURES	50

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	52
Item 1A.	RISK FACTORS	52
Item 6.	EXHIBITS	53

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

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Revenue:
Product	$647.8	$669.0	$1,940.0	$2,103.6
Service	196.1	182.1	572.7	478.8
Total Revenue	843.9	851.1	2,512.7	2,582.4
Cost of revenue:
Product	415.8	423.8	1,236.9	1,267.9
Service	98.7	107.7	303.0	302.1
Restructuring-related costs	–	–	–	0.8
Total Cost of revenue	514.5	531.5	1,539.9	1,570.8
Gross profit	329.4	319.6	972.8	1,011.6

Research and development	68.5	81.6	228.0	244.9
Selling, general and administrative	228.5	261.0	743.1	736.0
Restructuring and related (reversals) charges	(3.5)	(1.4)	(18.6)	32.2
Operating expense	293.5	341.2	952.5	1,013.1
Operating income (loss)	35.9	(21.6)	20.3	(1.5)

Interest expense (income), net	11.5	10.4	33.8	28.1
Other expense (income), net	1.3	3.4	2.5	3.6
Earnings (loss) before income taxes	23.1	(35.4)	(16.0)	(33.2)

Provision (benefit) for income taxes	4.8	(20.2)	40.5	(3.5)
Net earnings (loss)	$18.3	$(15.2)	$(56.5)	$(29.7)

Net earnings (loss) per share:
Basic	$0.29	$(0.25)	$(0.90)	$(0.48)
Diluted	$0.28	$(0.25)	$(0.90)	$(0.48)
Shares used in per share calculation:
Basic	63.0	61.7	62.8	61.5
Diluted	64.2	61.7	62.8	61.5
Cash dividends declared per common share	$0.36	$0.36	$1.08	$1.08

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

(In Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net earnings (loss)	$18.3	$(15.2)	$(56.5)	$(29.7)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(6.9)	(29.3)	(15.8)	(65.0)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.1)	(0.2)	(0.3)	(0.4)
Net unrealized loss on marketable securities	–	–	–	(0.1)
Unrealized loss on cash flow hedges	(4.5)	(14.6)	(10.1)	(0.9)
Total other comprehensive loss, net of tax	(11.5)	(44.1)	(26.2)	(66.4)
Comprehensive earnings (loss)	$6.8	$(59.3)	$(82.7)	$(96.1)

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(In Millions, Except Par Value)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$117.7	$158.3
Trade receivables, net of allowances of $26.7 in 2016 and $24.4 in 2015	397.5	434.2
Inventories	238.9	231.9
Prepaid expenses and other current assets	169.2	204.9
Total current assets	923.3	1,029.3

Property, plant and equipment, net	683.2	740.2
Goodwill	1,323.0	1,325.1
Intangibles, net	432.6	532.5
Other assets	275.2	285.3
Total assets	$3,637.3	$3,912.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$398.9	$501.7
Accrued liabilities	645.4	669.8
Total current liabilities	1,044.3	1,171.5

Long-term debt, net of unamortized discounts and issuance costs	1,017.9	1,061.3
Other liabilities	571.6	561.6
Total liabilities	2,633.8	2,794.4

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 62.8 and 61.9 outstanding in 2016 and 2015, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	–	–
Capital in excess of par	1,068.4	1,025.9
Retained earnings	1,165.7	1,292.8
Treasury stock, net; at cost; 36.5 and 36.4 shares in 2016 and 2015, respectively	(1,040.4)	(1,036.7)
Accumulated other comprehensive loss	(191.2)	(165.0)
Total stockholders' equity	1,003.5	1,118.0
Total liabilities and stockholders' equity	$3,637.3	$3,912.4

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30
	2016	2015
Cash flows from operating activities:
Net loss	$(56.5)	$(29.7)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	212.6	222.6
Deferred taxes	(1.4)	8.6
Stock-based compensation expense	38.4	25.6
Pension and other postretirement expense (income)	25.2	(5.6)
Other	(1.3)	1.8
Change in assets and liabilities, net of acquisitions:
Trade receivables	36.3	22.2
Inventories	(7.0)	(3.3)
Accounts payable	(102.8)	(62.5)
Accrued liabilities	(10.4)	(68.8)
Other assets and liabilities	1.0	(96.9)
Pension and other postretirement contributions	(6.0)	(9.3)
Net cash flows provided by operating activities	128.1	4.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(57.1)	(84.1)
Purchases of marketable securities	–	(284.2)
Proceeds from sales of marketable securities	–	881.9
Proceeds from maturities of marketable securities	–	27.7
Purchase of businesses, net of cash acquired	–	(1,004.8)
Other	4.9	(1.4)
Net cash flows used for investing activities	(52.2)	(464.9)

Cash flows from financing activities:
Repayment of assumed debt	–	(1.3)
Proceeds from long-term debt	29.0	447.0
Payments on long-term debt	(73.0)	(50.0)
Purchase of shares from noncontrolling interest	–	(4.6)
Payment of cash dividend	(67.7)	(66.3)
Purchase of treasury stock	(4.0)	(30.0)
Proceeds from employee stock plans	0.7	5.7
Other	(3.0)	1.5
Net cash flows (used for) provided by financing activities	(118.0)	302.0
Effect of exchange rate changes on cash and cash equivalents	1.5	(8.2)
Net change in cash and cash equivalents	(40.6)	(166.4)
Cash and cash equivalents - beginning of period	158.3	309.3
Cash and cash equivalents - end of period	$117.7	$142.9

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

2.           BUSINESS COMBINATIONS

Pending Acquisition of Lexmark International, Inc.

In 2015, the Company announced that its Board of Directors authorized the exploration of strategic alternatives to enhance shareholder value. On April 19, 2016, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) providing for the acquisition of the Company by a consortium composed of Apex Technology Co., Ltd., PAG Asia Capital and Legend Capital Management Co., Ltd. (the “Consortium”) in a cash transaction for $40.50 per share. The Company’s shareholders approved the Merger Agreement on July 22, 2016. On September 30, 2016, the Company and the Consortium announced that they have received clearance from the Committee on Foreign Investment in the United States (“CFIUS”) to proceed with the proposed transaction. As a precondition to CFIUS clearance of the transaction, CFIUS required that the Company and the Consortium enter into a National Security Agreement with the Departments of Defense and Homeland Security. The merger remains subject to certain regulatory approvals and other customary closing conditions. While there can be no certainty that the merger will be successfully consummated, the Company expects the merger to close in 2016.

Kofax Limited

The Company completed its acquisition of Kofax Limited (“Kofax”) on May 21, 2015. The purchase of Kofax is included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2015 in the amount of $974.5 million.

In the six months ended June 30, 2016 the Company recorded measurement period adjustments that increased Accrued expenses and other current liabilities by $2.1 million, decreased Deferred tax liability, net by $3.0 million, increased Other long-term liabilities by $0.1 million, and decreased Goodwill by $0.8 million. The measurement period adjustments to the previously recorded amounts reflect facts and circumstances that existed as of the acquisition date primarily arising from additional analysis of tax attributes and tax returns during the six months ended June 30, 2016, and were reflected in the financial statements during the six months ended June 30, 2016. The portion of the adjustment recorded in earnings during the six months ended June 30, 2016 that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date was not significant. The Company’s accounting for the acquisition of Kofax is now complete.

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

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Unaudited pro forma revenue	$851.1	$2,687.7
Unaudited pro forma earnings	$(14.4)	$(40.0)

Unaudited pro forma earnings for the three and nine months ended September 30, 2015 do not reflect acquisition-related costs of $1.3 million and $37.8 million that were historically recognized by Lexmark and Kofax in these respective periods. Unaudited pro forma earnings for the nine months ended September 30, 2015 do not reflect $8.7 million of acquisition-related compensation expenses. The acquisition-related costs and acquisition-related compensation expenses will not have an ongoing effect on the results of the combined entity.

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

The 2016 Restructuring Actions are expected to impact about 550 positions worldwide through December 2016, with a portion of the positions being shifted to low-cost countries. The 2016 Restructuring Actions will result in total pre-tax charges of approximately $32 million, with approximately $29 million incurred to date and the remainder to be incurred in 2016. The total cash costs of the 2016 Restructuring Actions will be approximately $30 million, of which $29 million has been incurred to date and the remainder to be incurred in 2016.

The Company expects to incur total pre-tax charges upon completion of the 2016 Restructuring Actions of approximately $30 million in ISS and approximately $2 million in All Other.

Impact to 2016 Financial Results

For the three months ended September 30, 2016, reversals of the Company’s 2016 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring	Impact on
	and related	Operating
	reversals	income
Employee termination benefit reversals	$(1.9)	$(1.9)

For the nine months ended September 30, 2016, reversals for the Company’s 2016 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring	Impact on
	and related	Operating
	reversals	income
Employee termination benefit reversals	$(11.5)	$(11.5)

For the three and nine months ended September 30, 2016, the Company incurred restructuring charges (reversals) in connection with the 2016 Restructuring Actions in the Company’s segments as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
ISS	$(1.9)	$(13.9)
All other	–	2.4
Total reversals	$(1.9)	$(11.5)

For the three and nine months ended September 30, 2016, the Company incurred employee termination benefit charges (reversals), which include severance, medical and other benefits. The Company experienced higher levels of attrition than expected during the first nine months of 2016 as a result of the strategic alternatives process as well as announced restructuring programs.  These higher levels of attrition reduced the expected termination benefits resulting in the reversals.  The Company’s cost savings and headcount reduction targets have not changed related to these restructuring actions.  Charges (reversals) for the 2016 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.

Pension and postretirement plan curtailment and termination benefit losses (gains) related to the 2016 Restructuring Actions were not included in the tables above. Refer to Note 10 of the Notes to Consolidated Condensed Financial Statements for more information.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2016 Restructuring Actions. The total restructuring liability as of September 30, 2016 is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee
Termination
Benefits
Balance at January 1, 2016	$40.4
Costs incurred	–
Reversals (1)	(11.5)
Total restructuring (reversals) charges, net	(11.5)
Payments and other (2)	(24.5)
Balance at September 30, 2016	$4.4

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

The 2015 Restructuring Actions are expected to impact about 500 positions worldwide through December 2016, with a portion of the positions being shifted to low-cost countries. The 2015 Restructuring Actions will result in total pre-tax charges of approximately $30 million, all of which has been incurred to date. The total cash costs of the 2015 Restructuring Actions will be approximately $28 million, all of which has been incurred to date.

The Company expects to incur total pre-tax charges upon completion of the 2015 Restructuring Actions of approximately $8 million in ISS, approximately $3 million in All Other and approximately $19 million in Enterprise Software.

Impact to 2016 and 2015 Financial Results

For the three months ended September 30, 2016 and 2015, charges (reversals) for the Company’s 2015 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Three Months Ended
	September 30, 2016		September 30, 2015
	Restructuring		Restructuring
	and related	Impact on	and related	Impact on
	charges	Operating	charges	Operating
	(reversals)	income	(reversals)	income
Employee termination benefit charges (reversals)	$(1.7)	$(1.7)	$0.1	$0.1
Contract termination and lease charges	0.1	0.1	–	–
Total restructuring charges (reversals)	$(1.6)	$(1.6)	$0.1	$0.1

For the nine months ended September 30, 2016 and 2015, charges (reversals) for the Company’s 2015 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Selling,	Restructuring		Restructuring
	general	and related	Impact on	and related	Impact on
	and	charges	Operating	charges	Operating
	administrative	(reversals)	income	(reversals)	income
Accelerated depreciation charges	$1.0	$–	$1.0	$–	$–
Employee termination benefit charges (reversals)	–	(6.8)	(6.8)	32.2	32.2
Contract termination and lease charges	–	0.2	0.2	0.1	0.1
Total restructuring charges (reversals)	$1.0	$(6.6)	$(5.6)	$32.3	$32.3

For the periods indicated above, the Company incurred employee termination benefit charges (reversals), which include severance, medical and other benefits. The Company experienced higher levels of attrition than expected during the first nine months of 2016 as a result of the strategic alternatives process as well as announced restructuring programs. These higher levels of attrition reduced the expected termination benefits resulting in the reversals.  The Company’s cost savings and headcount reduction targets have not changed related to these restructuring actions.  Charges (reversals) for the 2015 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.

For the three and nine months ended September 30, 2016 and 2015, the Company incurred restructuring charges (reversals) in connection with the 2015 Restructuring Actions in the Company’s segments as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
ISS	$1.0	$7.0	$(2.9)	$10.6
Enterprise Software	(2.1)	(2.3)	(1.9)	16.2
All other	(0.5)	(4.6)	(0.8)	5.5
Total charges (reversals)	$(1.6)	$0.1	$(5.6)	$32.3

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2015 Restructuring Actions.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2016	$28.1	$–	$28.1
Costs incurred	2.5	0.2	2.7
Reversals (1)	(9.3)	–	(9.3)
Total restructuring (reversals) charges, net	(6.8)	0.2	(6.6)
Payments and other (2)	(16.9)	(0.2)	(17.1)
Balance at September 30, 2016	$4.4	$–	$4.4

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

Impact to 2016 and 2015 Financial Results

For the three months ended September 30, 2016 and 2015 charges (reversals) for the Company’s Other Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Three Months Ended
	September 30, 2016		September 30, 2015
	Restructuring		Selling,	Restructuring
	and related	Impact on	general	and related	Impact on
	charges	Operating	and	charges	Operating
	(reversals)	income	administrative	(reversals)	income
Accelerated depreciation charges	$–	$–	$0.1	$–	$0.1
Employee termination benefit charges (reversals)	–	–	–	(1.4)	(1.4)
Contract termination and lease charges (reversals)	–	–	–	(0.1)	(0.1)
Total restructuring charges (reversals)	$–	$–	$0.1	$(1.5)	$(1.4)

For the nine months ended September 30, 2016 and 2015 charges (reversals) for the Company’s Other Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Restructuring				Selling,	Restructuring
	and related	Impact on			general	and related	Impact on
	charges	Operating	Restructuring-	Impact on	and	charges	Operating
	(reversals)	income	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation charges	$–	$–	$0.1	$0.1	$0.6	$–	$0.7
Excess components and other inventory-related charges	–	–	0.7	0.7	–	–	0.7
Employee termination benefit charges (reversals)	(0.2)	(0.2)	–	–	–	0.2	0.2
Contract termination and lease charges (reversals)	(0.3)	(0.3)	–	–	–	(0.3)	(0.3)
Total restructuring charges (reversals)	$(0.5)	$(0.5)	$0.8	$0.8	$0.6	$(0.1)	$1.3

For the three and nine months ended September 30, 2016 and 2015, the Company incurred restructuring charges (reversals) in connection with the Other Restructuring Actions in the Company’s segments as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
ISS	$–	$(1.1)	$–	$0.8
Enterprise Software	–	(0.2)	(0.3)	0.3
All other	–	(0.1)	(0.2)	0.2
Total charges (reversals)	$–	$(1.4)	$(0.5)	$1.3

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2016	$0.4	$0.5	$0.9
Costs incurred	0.1	–	0.1
Reversals (1)	(0.3)	–	(0.3)
Total restructuring (reversals) charges , net	(0.2)	–	(0.2)
Payments and other (2)	(0.2)	(0.5)	(0.7)
Balance at September 30, 2016	$–	$–	$–

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

4.          DEBT

The carrying value of the Company’s outstanding long-term debt consists of the following:

	September 30,	December 31,
	2016	2015
Trade receivables facility	$12.0	$76.0
Revolving credit facility	308.0	288.0
Senior notes, due 2018	300.0	300.0
Senior notes, due 2020	400.0	400.0
	$1,020.0	$1,064.0
Less: Unamortized discounts	(0.1)	(0.2)
Less: Unamortized issuance costs	(2.0)	(2.5)
Total long-term debt, net of unamortized discounts and issuance costs	$1,017.9	$1,061.3

In addition to the information in the table above, during 2016 the Company borrowed an additional $29.0 million and repaid $73.0 million of borrowings which is presented gross on the Consolidated Condensed Statements of Cash Flows. The Company presents borrowings and repayments of less than 90 days on a net basis on the Consolidated Statements of Cash Flows and such amounts were $543.0 million and $543.0 million, respectively, for the nine months ended September 30, 2016 and $390.0 million and $361.0 million, respectively, for the nine months ended September 30, 2015.

Trade Receivables Facility

In the U.S., the Company, Lexmark Enterprise Software, LLC (“LESL”) and Kofax, Inc. transfer a majority of their receivables to a wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly-owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price. At September 30, 2016, the Company had total accounts receivable pledged as collateral of $23.2 million held by LRC which were included in Trade receivables in the Company’s Consolidated Condensed Statements of Financial Position.

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

Revolving Credit Facility

The Company currently has a $500 million, 5-year senior, unsecured, multicurrency revolving credit facility with a maturity date of February 5, 2019. The outstanding balance of the revolving credit facility was $308.0 million as of September 30, 2016 and $288.0 million as of December 31, 2015.

The facility provides for the availability of swingline loans and multicurrency letters of credit. Under certain circumstances and subject to certain conditions, the aggregate amount available under the facility may be increased to a maximum of $650 million. Interest on swingline borrowings under the facility is determined based on the offered rate at the time of the loan. Interest on ABR and Eurocurrency borrowings are based on the Adjusted Base Rate and Adjusted LIBO Rate, respectively, plus in each case a margin that is adjusted on the basis of a combination of the Company’s consolidated leverage ratio and the Company’s index debt rating. The commitment fee was 0.25% as of September 30, 2016.  As of September 30, 2016 and December 31, 2015 there were no swingline loans outstanding.

The amended credit facility contains customary affirmative and negative covenants and also contains certain financial covenants, including those relating to a minimum interest coverage ratio of not less than 3.0 to 1.0 and a maximum leverage ratio of not more than 3.0 to 1.0 as defined in the agreement. The amended credit facility also limits, among other things, the Company’s indebtedness, liens and fundamental changes to its structure and business. The Company was in compliance with all covenants and other requirements set forth in the facility agreement at September 30, 2016 and December 31, 2015.

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

Senior Notes

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The 2020 senior notes rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At September 30, 2016, the outstanding balance of senior note debt was $697.9 million (net of unamortized issuance costs of $2.0 million and unamortized discount of $0.1 million). At December 31, 2015, the outstanding balance was $697.3 million (net of unamortized issuance costs of $2.5 million and unamortized discount of $0.2 million).

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

Short-Term Debt

In June 2015, the Company entered into an agreement for an uncommitted revolving credit facility. Under the agreement, the Company may borrow up to a total of $100 million. There were no outstanding borrowings under the uncommitted revolving credit facility at September 30, 2016 and December 31, 2015.

5.          INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2016	2015
Raw materials	$25.8	$28.3
Work in process	39.5	32.7
Finished goods	173.6	170.9
Inventories	$238.9	$231.9

6.          ACCRUED LIABILITIES AND OTHER LIABILITIES

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:

	2016	2015
Balance at January 1	$19.7	$22.4
Accruals for warranties issued	27.8	32.1
Accruals related to pre-existing warranties (including
changes in estimates)	3.7	7.2
Settlements made (in cash or in kind)	(34.6)	(42.9)
Balance at September 30	$16.6	$18.8

Deferred Extended Warranty Revenue:

	2016	2015
Balance at January 1	$171.1	$180.3
Revenue deferred for new extended warranty contracts	54.7	55.7
Revenue recognized	(67.6)	(68.6)
Balance at September 30	$158.2	$167.4
Current portion	69.4	73.5
Non-current portion	88.8	93.9
Balance at September 30	$158.2	$167.4

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

Restructuring liabilities, included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position, were $8.8 million as of September 30, 2016 and $69.4 million as of December 31, 2015, a decrease of $60.6 million. This decrease was driven primarily by severance payments of $42.3 million and a net reduction in the estimate, primarily due to employee attrition, of $18.3 million.

7.            INCOME TAXES

The Provision for income taxes for the three months ended September 30, 2016 was an expense of $4.8 million or an effective tax rate of 20.6%, compared to a benefit of $20.2 million or an effective tax rate of 57.1% for the three months ended September 30, 2015. The difference in these rates is primarily due to a shift in the expected geographic distribution of earnings for 2016 compared to 2015 and discrete items recorded in the respective periods.  Additionally, for the three months ended September 30, 2016, the Company increased income tax benefit by $0.3 million in recognition of several discrete items, which primarily included a tax benefit related to the release of uncertain tax position accruals and provision-to-return adjustments for 2015 returns filed during the quarter.  The three months ended September 30, 2015 included discrete items related to changes in estimates associated with filing 2014 tax returns, obtaining certification for certain state tax credits, and re-measuring certain non-functional currency foreign deferred tax liabilities totaling a benefit of $10.4 million.

The Provision for income taxes for the nine months ended September 30, 2016 was an expense of $40.5 million or an effective tax rate of (252.2)%, compared to a benefit of $3.5 million or an effective tax rate of 10.5% for the nine months ended September 30, 2015. The difference in these rates is primarily due to discrete items totaling $39.7 million. At reporting period end, the Company reassesses its uncertain tax positions. During the second quarter of 2016, the Company determined it was no longer more likely than not that a previously recognized uncertain tax benefit will be sustained and therefore increased its reserve for uncertain tax positions and accrued interest by $34.9 million during the period ending June 30, 2016. The remaining portion of discrete items is primarily related to deferred tax expense associated with a change in the Switzerland applicable tax rate and provision-to-return adjustments for 2015 returns. The nine months ended September 30, 2015 included discrete items related to changes in estimates associated with filing 2014 tax returns, obtaining certification for certain state tax credits, resolving certain tax uncertainties, and re-measuring certain non-functional currency foreign deferred tax liabilities totaling a benefit of $7.9 million.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. Accordingly, within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $2.5 million to $48.0 million. The Company is unable to reasonably estimate a range of the possible increase in the amount of unrecognized tax benefits that could occur within the next 12 months. However, any such increase is not expected to be material to the Company.

The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% as a result of U.S. state taxes on U.S. earnings and lower tax rates applicable to foreign earnings in most foreign jurisdictions in which the Company operates, most notably, Switzerland.

8.          STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of September 30, 2016, there was approximately $55 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company paused share repurchases in the second quarter of 2015 following the acquisition of Kofax.  Additionally, the merger agreement includes restrictions prohibiting the Company from repurchasing shares without the prior consent of the buying consortium.

Treasury Stock

The Company did not repurchase any shares of its Class A Common Stock during the three and nine months ended September 30, 2016 via accelerated share repurchase agreements (“ASR”). The Company did not repurchase any shares of its Class A Common Stock during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company repurchased approximately 0.7 million shares at a cost of $30 million. As of September 30, 2016, the Company had repurchased approximately 113.0 million shares of its Class A Common Stock for an aggregate cost of approximately $4.80 billion since the inception of the program in April 1996. As of September 30, 2016, the Company had reissued approximately 0.5 million previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at September 30, 2016 were 36.5 million. Share repurchases for the nine months ended September 30, 2015 were executed via an ASR agreement.

During the nine months ended September 30, 2016, the Company withheld $3.7 million of restricted shares to satisfy the minimum amount of its income tax withholding requirements related to certain officer’s vested restricted stock units (“RSUs”). The fair value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 122,806 shares of the Company’s Common Stock during the nine months ended September 30, 2016. The shares have been classified as Treasury stock on the Consolidated Condensed Statements of Financial Position. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Dividends

The Company’s dividend activity during the nine months ended September 30, 2016 was as follows:

			Lexmark International, Inc.
			Class A Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 18, 2016	February 29, 2016	March 11, 2016	$0.36	$22.5
April 19, 2016	June 03, 2016	June 17, 2016	$0.36	$22.6
July 29, 2016	September 02, 2016	September 16, 2016	$0.36	$22.6

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

Accumulated Other Comprehensive Loss

The following tables provide the tax benefit or expense attributed to each component of Other comprehensive (loss) earnings:

	Three Months Ended
	September 30, 2016			September 30, 2015
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(6.9)	$–	$(6.9)	$(29.3)	$–	$(29.3)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.1)	0.1	(0.2)	(0.2)	0.1	(0.3)
Net unrealized (loss) gain on marketable securities	–	–	–	–	–	–
Unrealized gain (loss) on cash flow hedges	(4.5)	0.5	(5.0)	(14.6)	1.6	(16.2)
Total other comprehensive (loss) earnings	$(11.5)	$0.6	$(12.1)	$(44.1)	$1.7	$(45.8)

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(15.8)	$–	$(15.8)	$(65.0)	$–	$(65.0)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.3)	0.2	(0.5)	(0.4)	0.1	(0.5)
Net unrealized (loss) on marketable securities	–	–	–	(0.1)	–	(0.1)
Unrealized (loss) gain on cash flow hedges	(10.1)	1.1	(11.2)	(0.9)	0.1	(1.0)
Total other comprehensive (loss) earnings	$(26.2)	$1.3	$(27.5)	$(66.4)	$0.2	$(66.6)

The change in Accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2016, consists of the following:

		Recognition of
		Pension and Other
	Foreign	Postretirement	Unrealized	Accumulated
	Currency	Benefit Plans	Gain (Loss) on	Other
	Translation	Prior Service Credit,	Cash Flow	Comprehensive
	Adjustment	Net of (Amortization)	Hedges	(Loss) Earnings
Balance at June 30, 2016	$(184.5)	$0.5	$4.3	$(179.7)
Other comprehensive (loss) earnings before reclassifications	(6.9)	–	(3.4)	(10.3)
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.1)	(1.1)	(1.2)
Net current-period other comprehensive (loss) earnings	(6.9)	(0.1)	(4.5)	(11.5)
Balance at September 30, 2016	$(191.4)	$0.4	$(0.2)	$(191.2)

		Recognition of
		Pension and Other		Accumulated
	Foreign	Postretirement	Unrealized	Other
	Currency	Benefit Plans	(Loss) Gain on	Comprehensive
	Translation	Prior Service Credit,	Cash Flow	(Loss)
	Adjustment	Net of (Amortization)	Hedges	Earnings
Balance at December 31, 2015	$(175.6)	$0.7	$9.9	$(165.0)
Other comprehensive (loss) earnings before reclassifications	(15.8)	–	(9.0)	(24.8)
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.3)	(1.1)	(1.4)
Net current-period other comprehensive (loss) earnings	(15.8)	(0.3)	(10.1)	(26.2)
Balance at September 30, 2016	$(191.4)	$0.4	$(0.2)	$(191.2)

The change in Accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2015, consists of the following:

		Recognition of
		Pension and Other	Unrealized	Accumulated
	Foreign	Postretirement	(Loss) Gain	Other
	Currency	Benefit Plans	on	Comprehensive
	Translation	Prior Service Credit,	Cash Flow	(Loss)
	Adjustment	Net of (Amortization)	Hedges	Earnings
Balance at June 30, 2015	$(137.6)	$1.0	$29.6	$(107.0)
Other comprehensive (loss) earnings before reclassifications	(29.3)	(0.1)	0.8	(28.6)
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.1)	(15.4)	(15.5)
Net current-period other comprehensive (loss) earnings	(29.3)	(0.2)	(14.6)	(44.1)
Balance at September 30, 2015	$(166.9)	$0.8	$15.0	$(151.1)

		Recognition of
		Pension and Other	Net	Unrealized	Accumulated
	Foreign	Postretirement	Unrealized	(Loss) Gain	Other
	Currency	Benefit Plans	Gain (Loss) on	on	Comprehensive
	Translation	Prior Service Credit,	Marketable	Cash Flow	(Loss)
	Adjustment	Net of (Amortization)	Securities	Hedges	Earnings
Balance at December 31, 2014	$(101.9)	$1.2	$0.1	$15.9	$(84.7)
Other comprehensive (loss) earnings before reclassifications	(65.0)	(0.1)	1.4	46.5	(17.2)
Amounts reclassified from accumulated other comprehensive (loss) earnings	–	(0.3)	(1.5)	(47.4)	(49.2)
Net current-period other comprehensive (loss) earnings	(65.0)	(0.4)	(0.1)	(0.9)	(66.4)
Balance at September 30, 2015	$(166.9)	$0.8	$–	$15.0	$(151.1)

The following tables provide details of amounts reclassified from Accumulated other comprehensive loss:

	Amount Reclassified from
	Accumulated Other
	Comprehensive (Loss) Earnings
Details about Accumulated Other	Three Months Ended
Comprehensive (Loss) Earnings	September 30,	September 30,
Components	2016	2015	Affected Line Item in the Statements of Earnings
Recognition of pension and other postretirement benefit plans prior service credit
Amortization of prior service benefit	$0.2	$0.2	Note 10, Employee Pension and Postretirement Plans
	(0.1)	(0.1)	Tax benefit (liability)
	$0.1	$0.1	Net of tax

Unrealized (loss) gain on cash flow hedges
	$1.2	$17.1	Revenue
	(0.1)	(1.7)	Tax (liability) benefit
	$1.1	$15.4	Net of tax

Total reclassifications for the period	$1.2	$15.5	Net of tax

	Amount Reclassified from
	Accumulated Other
	Comprehensive (Loss) Earnings
Details about Accumulated Other	Nine Months Ended
Comprehensive (Loss) Earnings	September 30,	September 30,
Components	2016	2015	Affected Line Item in the Statements of Earnings
Recognition of pension and other postretirement benefit plans prior service credit
Amortization of prior service benefit	$0.5	$0.5	Note 10, Employee Pension and Postretirement Plans
	(0.2)	(0.2)	Tax (liability) benefit
	$0.3	$0.3	Net of tax

Unrealized gains and (losses) on marketable securities
Non-OTTI	$–	$1.7	Other expense (income), net
	–	(0.2)	Tax (liability) benefit
	$–	$1.5	Net of tax

Unrealized gain (loss) on cash flow hedges
	$1.2	$51.8	Revenue
	–	0.9	Other expense (income), net
	(0.1)	(5.3)	Tax (liability) benefit
	$1.1	$47.4	Net of tax

Total reclassifications for the period	$1.4	$49.2	Net of tax

9.          EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Numerator:
Net earnings (loss)	$18.3	$(15.2)	$(56.5)	$(29.7)
Denominator:
Weighted average shares used to compute basic EPS	63.0	61.7	62.8	61.5
Effect of dilutive securities -
Employee stock plans	1.2	–	–	–
Weighted average shares used to compute diluted EPS	64.2	61.7	62.8	61.5

Basic net EPS	$0.29	$(0.25)	$(0.90)	$(0.48)
Diluted net EPS	$0.28	$(0.25)	$(0.90)	$(0.48)

RSUs, stock options, and dividend equivalent units totaling an additional 0.7 million of Class A Common Stock for the three months ended September 30, 2016 were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive. Outstanding stock based compensation awards were not considered in the diluted EPS calculation due to the Company’s net loss position for the nine months ended September 30, 2016 as well as the three and nine months ended September 30, 2015.

Under the terms of Lexmark’s RSU agreements, other than replacement RSU agreements for Kofax LTIPs, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of September 30, 2016, there were 0.2 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

In addition to the 0.7 million antidilutive shares for the three months ended September 30, 2016, mentioned above, unvested RSUs with a performance condition that were granted in the first quarter of 2016, 2015 and 2014 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.3 million to 1.2 million shares depending on the level of achievement.

10.          EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and nine months ended September 30, 2016 and 2015 were as follows:

Pension Benefits:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Service cost	$1.5	$1.5	$4.5	$4.6
Interest cost	7.7	7.7	23.2	22.9
Expected return on plan assets	(10.0)	(11.3)	(30.1)	(33.8)
Actuarial net loss	–	–	26.0	0.9
Curtailment and termination benefit net loss	–	–	0.3	–
Net periodic benefit cost (credit)	$(0.8)	$(2.1)	$23.9	$(5.4)

Other Postretirement Benefits:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.2	0.6	0.6
Amortization of prior service (benefit) cost	(0.2)	(0.2)	(0.5)	(0.5)
Actuarial net loss (gain)	–	–	0.4	(0.5)
Curtailment and termination benefit net loss	–	–	0.6	–
Net periodic benefit cost (credit)	$0.1	$0.1	$1.3	$(0.2)

The Company was required to remeasure U.S. and Switzerland pension and other postretirement plan assets and obligations due to the curtailments.  The basis for the remeasurements remained unchanged from prior periods and included updating assumptions such as the discount rate and demographic data and testing fair values of related plan assets. The remeasurements resulted in the recognition of $26.4 million in actuarial net losses.

The pension and other postretirement curtailment and termination benefit net losses of $0.9 million are related to the 2016 Restructuring Actions in the U.S. and Switzerland.  Curtailment and termination benefit gains are recognized when the event occurs whereas curtailment and termination benefit losses are recognized when the obligation is probable and estimable.

For the nine months ended September 30, 2016, $6.0 million of contributions have been made to the Company’s pension and postretirement plans. The Company currently expects to contribute approximately $3 million to its pension and other postretirement plans for the remainder of 2016.

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

Accounting for Derivatives and Hedging Activities

All derivatives are recognized in the Consolidated Condensed Statements of Financial Position at their fair value. Fair values for Lexmark’s derivative financial instruments are based on pricing models or formulas using current market data, or where applicable, quoted market prices. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge or a cash flow hedge, based upon the nature of the underlying hedged item. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in Cost of revenue or Other expense (income), net on the Consolidated Condensed Statements of Earnings. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash flow hedge of a forecasted sale is recorded in Accumulated other comprehensive loss on the Consolidated Condensed Statements of Financial Position, until the underlying transactions occur, at which time the loss or gain on the derivative is recorded in current period earnings in Revenue on the Consolidated Condensed Statements of Earnings. Cash flows of derivatives qualifying as hedges are included in the same section of the Consolidated Condensed Statements of Cash Flows as the cash flows of the underlying assets and liabilities being hedged.

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

Fair Value Hedges

Net outstanding notional amount of derivative positions as of September 30, 2016 is in the table that follows. These positions were driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below:

September 30,
Long (Short) Positions by Currency (in USD)	2016
EUR / USD	$210.1
EUR / GBP	(56.7)
GBP / USD	47.9
CHF / USD	(31.4)
PHP / USD	(25.3)
CNY / USD	(19.2)
SGD / USD	18.7
Other, net	9.8
Total	$153.9

As of September 30, 2016 and December 31, 2015, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange	September 30,	December 31,	September 30,	December 31,
Contracts	2016	2015	2016	2015
Gross asset position	$1.2	$2.2	$–	$–
Gross (liability) position	–	–	(0.3)	(2.4)
Net asset (liability) position (1)	1.2	2.2	(0.3)	(2.4)
Gross amounts not offset (2)	–	–	–	–
Net amounts	$1.2	$2.2	$(0.3)	$(2.4)

(1) Amounts presented in the Consolidated Condensed Statements of Financial Position

(2) Amounts not offset in the Consolidated Condensed Statements of Financial Position

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in
	Cost of revenue*				Other expense (income), net
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Fair Value Hedging	September 30		September 30		September 30		September 30
Relationships	2016	2015	2016	2015	2016	2015	2016	2015
Foreign exchange contracts	$(1.0)	$(1.8)	$(5.9)	$1.3	$0.2	$–	$1.7	$0.6
Underlying	0.7	3.6	7.6	0.9	–	1.1	(1.2)	1.2
Total	$(0.3)	$1.8	$1.7	$2.2	$0.2	$1.1	$0.5	$1.8

* Gains and losses recorded in Cost of revenue are included in Product on the Consolidated Condensed Statements of Earnings

Cash Flow Hedges

The Company’s cash flow hedging contracts are not subject to master netting agreements or other terms under U.S. GAAP that allow net presentation in the Consolidated Condensed Statements of Financial Position. The total notional amounts as of September 30, 2016 of the Company’s foreign exchange options designated as cash flow hedges of anticipated Euro and British pound denominated sales were $575.9 million and $24.2 million, respectively. As of September 30, 2016 and December 31, 2015, the Company had the following gross derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position for its cash flow hedges:

Foreign Exchange	September 30,	December 31,
Contracts	2016	2015
Gross asset position	$9.2	$20.5
Gross (liability) position	(9.4)	(9.5)

The Company had the following gains and (losses) related to derivative instruments qualifying and designated as cash flow hedging instruments and related hedged items recorded on the Consolidated Condensed Statements of Comprehensive Earnings:

Location of gain
(loss) reclassified
					from	Pre-tax amount of gain (loss)
					Accumulated other	reclassified from
	Amount of after-tax				comprehensive loss	Accumulated other comprehensive loss
	(loss) gain recognized in				into	into
	Other comprehensive (loss) earnings				Net (loss) earnings	Net (loss) earnings
	(effective portion)				(effective portion)	(effective portion)
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
Cash Flow Hedging	September 30,		September 30,			September 30,		September 30,
Relationships	2016	2015	2016	2015		2016	2015	2016	2015
Foreign Exchange Contracts	$(4.5)	$(14.6)	$(10.1)	$(0.9)	Revenue	$1.2	$17.1	$1.2	$51.8

The Company did not discontinue hedge accounting for any derivative instruments designated as cash flow hedges during the three and nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company discontinued hedge accounting for certain derivative instruments previously designated as cash flow hedges because it was probable that the underlying forecasted transaction would not occur. As a result, gains of $0.9 million were reclassified into earnings during the nine months ended September 30, 2015, and recognized as a component of Other expense (income), net on the Consolidated Condensed Statements of Earnings.  No such amounts were reclassified into earnings during the three months ended September 30, 2015.

As of September 30, 2016 and December 31, 2015, deferred net (losses) gains on derivative instruments recorded in Accumulated other comprehensive loss were $(0.3) million and $11.0 million respectively, pre-tax. If realized, all amounts as of September 30, 2016 will be reclassified into earnings during the next 12 months. Ineffective portions of hedges are immediately recognized in current period earnings. There were no material gains or losses related to the ineffective portion of hedges recognized in the three and nine months ended September 30, 2016 or 2015.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2016				December 31, 2015
		Based on				Based on
		Quoted				Quoted
		prices in	Other			prices in	Other
		active	observable	Unobservable		active	observable	Unobservable
		markets	inputs	inputs		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents - money market funds (1)	$2.1	$–	$2.1	$–	$34.9	$–	$34.9	$–
Foreign currency derivatives (2)	10.4	–	10.4	–	22.7	–	22.7	–
Total	$12.5	$–	$12.5	$–	$57.6	$–	$57.6	$–

Liabilities:
Foreign currency derivatives (2)	$9.7	$–	$9.7	$–	$11.9	$–	$11.9	$–
Contingent consideration	–	–	–	–	1.0	–	–	1.0
Total	$9.7	$–	$9.7	$–	$12.9	$–	$11.9	$1.0

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

Transfers

In determining where measurements lie in the fair value hierarchy, the Company uses default assumptions regarding the general characteristics of the financial instrument as the starting point. The Company then adjusts the level assigned to the fair value measurement for financial instruments held at the end of the reporting period, as necessary, based on the weight of the evidence obtained by the Company. Except for the levels assigned to its pension plan assets, which are reviewed annually, the Company reviews the levels assigned to its fair value measurements on a quarterly basis and recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which the transfer occurs. There were no transfers between levels of the fair value hierarchy during the first nine months of 2016 or 2015.

Valuation Techniques

Money Market Funds

The money market funds in which the Company is invested are considered cash equivalents and are generally highly liquid investments. Money market funds are valued at the per share (unit) published as the basis for current transactions.

Derivatives

The Company employs foreign currency and interest rate risk management strategies that periodically utilize derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates, volatility assumptions and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. The Company believes there is minimal risk of nonperformance. At September 30, 2016 and December 31, 2015, all of the Company’s

derivative instruments were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 11 of the Notes to Consolidated Condensed Financial Statements for more information on the Company’s derivatives.

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

	September 30, 2016			December 31, 2015
			Unamortized			Unamortized
		Carrying	discount and		Carrying	discount and
	Fair value	value	issuance costs	Fair value	value	issuance costs
2018 senior notes	$318.1	$299.5	$0.5	$322.4	$299.2	$0.8
2020 senior notes	419.1	398.4	1.6	413.2	398.1	1.9
Total	$737.2	$697.9	$2.1	$735.6	$697.3	$2.7

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first nine months of 2016 or 2015.

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

Enterprise Software offers an integrated suite of enterprise content management (“ECM”), business process management (“BPM”), document output management (“DOM”)/customer communications management (“CCM”) that includes case management, electronic signature, process analytics, information and application integration, intelligent content capture and data extraction, enterprise search software and medical imaging vendor neutral archive (“VNA”) software products and solutions. The Company acquired Claron on January 2, 2015 and Kofax on May 21, 2015. These acquisitions further expanded and strengthened the solutions available in the Enterprise Software segment.

The Company evaluates the performance of its segments based on revenue and operating income and does not include segment assets or non-operating income/expense items for management reporting purposes. Segment operating (loss) income includes: selling, general and administrative; research and development; restructuring and related charges; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand-alone basis or may not be indicative of results of other enterprises in similar businesses. All other operating (loss) income includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, certain occupancy costs, certain pension and other postretirement benefit plan costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal and human resources. Acquisition-related costs and integration expenses are also included primarily in All other.

The following table includes information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Revenue:
ISS	$688.3	$703.0	$2,055.2	$2,209.0
Enterprise Software	155.6	148.1	457.5	373.4
Total revenue	$843.9	$851.1	$2,512.7	$2,582.4

Operating income (loss):
ISS	$113.6	$95.2	$345.2	$372.4
Enterprise Software	9.2	(21.6)	(15.3)	(74.4)
All other	(86.9)	(95.2)	(309.6)	(299.5)
Total operating income (loss)	$35.9	$(21.6)	$20.3	$(1.5)

Operating (loss) income noted above for the three months ended September 30, 2016 includes restructuring (reversals) charges of $(0.9) million in ISS, $(2.1) million in Enterprise Software and $(0.5) million in All other. Operating (loss) income related to Enterprise Software for the three months ended September 30, 2016 also included $29.0 million of amortization expenses related to intangible assets acquired by the Company.  Operating (loss) income noted above for the nine months ended September 30, 2016 includes restructuring (reversals) charges of $(16.8) million in ISS, $(2.2) million in Enterprise Software and $1.4 million in All other.  Operating (loss) income related to Enterprise Software for the nine months ended September 30, 2016 also includes $88.1 million of amortization expense related to intangible assets acquired by the Company. All other for the nine months ended September 30, 2016 includes a pension and other postretirement benefit plan asset and actuarial net loss of $26.4 million and $0.9 million in curtailment and termination benefit losses.

Operating (loss) income noted above for the three months ended September 30, 2015 includes restructuring charges of $5.9 million in ISS, $(2.5) million in Enterprise Software and $(4.7) million in All other. Operating (loss) income related to Enterprise Software for the three months ended September 30, 2015 also includes $37.2 million of amortization expense related to intangible assets acquired by the Company. Operating (loss) income noted above for the nine months ended September 30, 2015 includes restructuring charges of $11.4 million in ISS, $16.5 million in Enterprise Software and $5.7 million in All other. Operating (loss) income related to Enterprise Software for the nine months ended September 30, 2015 also includes $91.3 million of amortization expense related to intangible assets acquired by the Company.  Operating (loss) income related to All other for the nine months ended September 30, 2015 also includes pension and other postretirement benefit plan actuarial loss of $0.3 million.

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

The Company is in the process of evaluating a sample of its contracts with customers under the new standard and cannot currently estimate the financial statement impact of adoption. The Company hopes to complete its accounting policy assessment by year-end 2016.

Areas of potential change for the Company include, but are not limited to:

  Units of accounting

  Distinguishing between customer options and standing ready obligations involving variable consideration as well as estimating and allocating variable consideration and cumulative adjustments to revenue resulting from changes in variable consideration

  Changes in allocation due to the removal of guidance for separately priced extended warranties, software, and contingent revenue limitation

  Determining standalone selling price of certain software licenses

  Decoupling revenue recognition from invoicing for some goods and services

  Capitalization of certain contract costs, including sales commissions

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The amendments in ASU 2016-02 will be effective for the Company on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest period presented in the financial statements. Early application is permitted. The Company is currently evaluating this guidance.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs. Although the Company does not anticipate a material impact to its statement of cash flows, the ASU requires that cash payments related to debt prepayments or debt extinguishments, excluding accrued interest, be classified as a financing activity rather than an operating activity even when the effects enter into the determination of net income. Thus, debt extinguishments may be presented differently than the Company’s debt extinguishment that occurred in 2013. The amendments in ASU 2016-15 will be effective on January 1, 2018 and must be applied retrospectively. Early application is permitted. The Company is currently evaluating this guidance.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires the recognition of current and deferred income taxes resulting from an intra-entity transfer of assets other than inventory when the transfer occurs. The ASU will continue to prohibit the recognition of income tax consequences for intra-entity transfers of inventory until the asset is sold to an outside party consistent with current guidance. The amendments in ASU 2016-16 will be effective on January 1, 2018 and must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. The Company is currently evaluating this guidance.

The FASB issued other accounting guidance during the period that is not applicable to the Company’s financial statements and, therefore, is not discussed above.

16.          SUBSEQUENT EVENTS

On October 28, 2016, the Company’s Board of Directors approved a quarterly dividend of $0.36 per share of Class A Common Stock. The dividend is payable December 16, 2016 to stockholders of record on December 2, 2016. In the event the closing of the acquisition of Lexmark by the Consortium occurs prior to the record date, no quarterly cash dividend will be paid. Under the terms of the Merger Agreement with the Consortium, any regular quarterly dividends must be declared and paid with usual record and payment dates in accordance with past dividend practice.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

OVERVIEW

On April 19, 2016, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) providing for the acquisition of the Company by a consortium composed of Apex Technology Co., Ltd., PAG Asia Capital and Legend Capital Management Co., Ltd. (the “Consortium”) in a cash transaction for $40.50 per share. Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for more information.

Lexmark makes it easier for businesses of all sizes to improve their business processes by enabling them to capture, manage and access critical unstructured business information in the context of their business processes while speeding the movement and management of information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, device management, managed print services (“MPS”), document workflow and, more recently, business process and content management solutions. The Company operates in the office printing and imaging, ECM, BPM, DOM/ CCM, intelligent content capture and data extraction and enterprise search software markets. Lexmark’s products include laser printers and multifunction devices, dot matrix printers and the associated supplies/solutions/services. The Company’s products also include an integrated suite of ECM, BPM and DOM/CCM. This suite of products include case management, electronic signature, process analytics, information and application integration, intelligent content capture and data extraction, enterprise search and medical imaging vendor neutral archive (“VNA”) software products and solutions. Lexmark develops and owns most of the technology for its printing and imaging products and its software related to MPS and content and process management solutions.

The Company is managed along two operating segments: ISS and Enterprise Software.

  ISS offers a broad portfolio of monochrome and color laser printers and MFPs, as well as supplies, software applications, software solutions and MPS to help businesses efficiently capture, manage and access information. Laser based products within the distributed printing market primarily serve business customers. ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations, small and medium businesses, as well as the public sector. These sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and healthcare, and in conjunction with ISS’ development and manufacturing teams, are able to customize printing solutions to meet customer needs for printing electronic forms, media handling, duplex printing, intelligent capture and other document workflow solutions. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. The ISS distributor and reseller network includes IT Resellers, Direct Marketing Resellers, and Copier Dealers. ISS also sells its products through numerous alliances and original equipment manufacturer (“OEM”) arrangements.

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

Goodwill and Intangible Assets

Goodwill assigned to the ISS and Enterprise Software reporting units as of September 30, 2016 was $17.1 million and $1,305.9 million, respectively. In the third quarter of 2016 the Company determined that it was more-likely-than-not that the Company would be sold as part of the pending merger with the Consortium, and consequently tested goodwill for impairment as of September 30, 2016. The Company performed a qualitative assessment for the ISS reporting unit. The fair value of the ISS reporting unit was substantially in excess of its carrying value on this date. The Company performed a quantitative assessment for the Enterprise Software reporting unit based on multiples developed from prices paid in observed market transactions and public company trading multiples. The fair value of the Enterprise Software reporting unit was in excess of its carrying value on this date. The carrying value of the Enterprise Software reporting unit includes goodwill and intangible assets from recently acquired businesses such as Kofax, that were recently recorded at fair value based on business operating plans and macroeconomic conditions at the time of acquisition. Consequently, the Enterprise Software reporting unit is more susceptible to potential impairment charges resulting from adverse changes. The Enterprise Software reporting unit’s operating results fell short of expectation during the first nine months of 2016; however, the Company’s long-term projected operating results remain unchanged. If the Company is not able to achieve the projected performance levels, future impairments could be possible, which would negatively impact the Company’s earnings.

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

  Expanding the Company’s rate of participation in content and process management software solutions for specific industries and processes; and

  Successful integration of Kofax.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2016		2015		2016		2015
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$843.9	100%	$851.1	100%	$2,512.7	100%	$2,582.4	100%
Gross profit	329.4	39	319.6	38	972.8	39	1,011.6	39
Operating expense	293.5	35	341.2	40	952.5	38	1,013.1	39
Operating income (loss)	35.9	4	(21.6)	(3)	20.3	1	(1.5)	–
Net earnings (loss)	18.3	2	(15.2)	(2)	(56.5)	(2)	(29.7)	(1)

Current Quarter

For the three months ended September 30, 2016, total Lexmark revenue declined 1% YTY, driven by an unfavorable YTY currency impact of 2% and an unfavorable YTY impact of 2% due to the Company’s exit of inkjet technology. These factors were partially offset by a positive impact of 1% from laser supplies revenue growth and 1% from Enterprise Software revenue growth.

For the three months ended September 30, 2016, operating income increased $57.5 million or 266% YTY primarily due to lower operating expenses driven by a decrease of $20.4 million of acquisition, strategic alternatives, and divestiture-related adjustments and overall expense management.

Net earnings for the three months ended September 30, 2016 increased $33.5 million or 220% from the prior year, due to an increase in operating income and the impact of a lower effective tax rate. Net earnings for the three months ended September 30, 2016 included $45.6 million of pre-tax acquisition and strategic alternatives-related adjustments, $0.5 million of pre-tax restructuring charges and project costs and $1.5 million in pre-tax remediation-related charges. Net earnings for the three months ended September 30, 2015 included $81.5 million of pre-tax acquisition and divestiture-related adjustments, $0.9 million of pre-tax restructuring charges and project costs and $3.2 million in pre-tax remediation-related charges.

Year-to-Date

For the nine months ended September 30, 2016, total Lexmark revenue declined 3% YTY, driven by an unfavorable YTY currency impact of 4% and an unfavorable YTY impact of 3% due to the Company’s exit of inkjet technology. These factors were partially offset by a positive impact of 3% from Enterprise Software revenue growth, reflecting a favorable impact of 4% due to the acquisition of Kofax.

For the nine months ended September 30, 2016, operating income increased $21.8 million or 1,453% YTY primarily due to lower operating expenses of $60.6 million, partially offset by a decrease in gross profit of $38.8 million compared to the same period in 2015. The decrease in gross profit was driven by the unfavorable impact from a partial reversal of an accrued contingency of $23.5 million in the comparative period and YTY lower acquisition-related adjustments of $14.8 million. The lower operating expenses were driven by a decrease in restructuring charges and project costs of $50.0 million, a decrease in acquisition, strategic alternatives, and divestiture-related adjustments of $32.9 million and overall expense management. This was partially offset by an increase in the pension and other postretirement benefit plan actuarial net loss of $20.2 million.

Net earnings for the nine months ended September 30, 2016 declined $26.8 million or 90% from the prior year, primarily due to an increase in the Company’s reserve for uncertain tax positions and accrued interest partially offset by an increase in operating income. Net earnings for the nine months ended September 30, 2016 included $150.2 million of pre-tax acquisition and strategic alternatives-related adjustments, a pension and other postretirement benefit plan actuarial net loss of $26.4 million, $(10.8) million of pre-tax restructuring reversals and project costs, and $10.4 million in remediation-related charges. Net earnings for the nine months ended September 30, 2015 included $197.9 million of pre-tax acquisition and divestiture-related adjustments, $40.0 million of pre-tax restructuring charges and project costs, a pension and other postretirement benefit plan actuarial net loss of $0.3 million and $3.2 million in remediation-related charges.

The Company uses the term “acquisition, strategic alternatives, and divestiture-related adjustments” for purchase accounting adjustments, incremental acquisition and integration costs related to acquisitions, costs related to the strategic alternatives process, and costs related to the sale of inkjet-related technology and assets. The Company uses the term “project costs” for incremental charges related to the execution of its restructuring plans. The Company uses the term “remediation-related charges” for professional fees associated with analysis and remediation of the Company’s previously disclosed material weakness in internal controls over income tax accounting.

Revenue

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(Dollars in millions)	2016	2015	% Change	2016	2015	% Change
ISS	$688.3	$703.0	(2)%	$2,055.2	$2,209.0	(7)%
Enterprise Software	155.6	148.1	5	457.5	373.4	23
Total revenue	$843.9	$851.1	(1)%	$2,512.7	$2,582.4	(3)%

ISS

For the three months ended September 30, 2016, ISS revenue declined 2% compared to the same period in 2015, which reflected unfavorable currency and inkjet exit impacts of approximately 3% and 3%, respectively. Large workgroup laser hardware revenue, which represented about 85% of total hardware revenue for the three months ended September 30, 2016, declined 5% YTY reflecting a decrease of 10% YTY in average unit revenue (“AUR”), driven by unfavorable currency movements and unfavorable product mix. Units increased by 5%, driven by higher sales volumes. Small workgroup laser hardware revenue, which for the three months ended

September 30, 2016 represented about 15% of total hardware revenue, increased 5% YTY reflecting a 4% increase in units, driven by higher sales volumes and a 1% increase in AUR YTY reflecting a favorable product mix.

Supplies revenue for the three months ended September 30, 2016 was down 1% compared to the same period in 2015, reflecting unfavorable currency and inkjet exit impacts of 3% and 4%, respectively. These factors were partially offset by YTY growth of 2% in laser supplies revenue driven by higher sales volumes and YTY growth in MPS laser supplies revenue. Inkjet exit supplies revenue declined 56% YTY due to ongoing and expected declines in the inkjet installed base as the Company has exited inkjet technology.

For the nine months ended September 30, 2016, ISS revenue declined 7% compared to the same period in 2015, including unfavorable currency and inkjet exit impacts of approximately 4% and 3%, respectively. Large workgroup laser hardware revenue, which represented about 85% of total hardware revenue for the nine months ended September 30, 2016, declined 11% YTY reflecting a 3% decline in units, primarily driven by competitive pressures, and a 8% decline in AUR, reflecting unfavorable currency movements and an unfavorable product mix during 2016. Small workgroup laser hardware revenue, which for the nine months ended September 30, 2016 represented about 15% of total hardware revenue, declined 8% YTY due to a 9% decrease in units driven by competitive pressures. AUR increased 1% YTY reflecting a favorable product mix during 2016. The Company uses the term “large workgroup” to include departmental, large workgroup and medium workgroup lasers, which are typically attached directly to large workgroup networks, as well as dot matrix printers and options. The term “small workgroup” includes small workgroup lasers and personal lasers, which are attached to small workgroup networks and/or personal computers. The Company uses the term “inkjet exit” to include consumer and business inkjet supplies.

Supplies revenue for the nine months ended September 30, 2016 was down 6% compared to the same period in 2015, reflecting unfavorable currency and inkjet exit impacts of 4% and 4%, respectively. Laser supplies revenue decreased 2% YTY primarily due to unfavorable currency impact of 4% partially offset by YTY growth in MPS laser supplies revenue. Inkjet exit supplies revenue declined 57% YTY due to ongoing and expected declines in the inkjet installed base as the Company has exited inkjet technology.

Enterprise Software

For the three months ended September 30, 2016, revenue for Enterprise Software increased 5% primarily due to a greater unfavorable impact of fair value adjustments recorded in purchase accounting during the comparative period and a YTY increase in maintenance and support revenue. This was partially offset by a YTY decrease in license revenue due to higher than anticipated levels of attrition in the sales force as a result of the strategic alternatives process as well as an unfavorable currency impact of 1%.

For the nine months ended September 30, 2016, revenue for Enterprise Software increased 23% primarily driven by the acquisition of Kofax in the second quarter of 2015. The YTY increases in license and maintenance and support revenue reflected a favorable impact of 31% due to the acquisition of Kofax. This was partially offset by a slight decrease in professional services revenue due to higher than anticipated levels of attrition in the sales force as a result of the strategic alternatives process as well as an unfavorable currency impact of 1%.

See “Acquisition, Strategic Alternatives, and Divestiture-Related Adjustments” section that follows for further discussion.

Revenue by Geography

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(Dollars in millions)	2016	2015	% Change	2016	2015	% Change
United States	$400.3	$409.3	(2)%	$1,190.1	$1,197.6	(1)%
Europe, the Middle East, & Africa ("EMEA")	292.2	279.7	4	885.2	898.8	(2)
Other international	151.4	162.1	(7)	437.4	486.0	(10)
Total revenue	$843.9	$851.1	(1)%	$2,512.7	$2,582.4	(3)%

For the three months ended September 30, 2016, revenues in the United States declined slightly compared to the same period in 2015 primarily due to lower laser supplies revenue and lower Enterprise Software revenue as well as the negative impact of the Company’s planned exit from inkjet technologies partially offset by higher laser hardware revenue. Revenues in EMEA increased slightly compared to the same period in 2015 primarily due to higher laser supplies revenue. These factors were partially offset by lower laser hardware revenue, which reflected unfavorable currency impact, the negative impact of the Company’s planned exit from inkjet technologies and lower Enterprise Software revenue. The YTY decline in revenues in other international regions was primarily due to lower laser supplies and laser hardware revenue in Latin America and Asia Pacific, partially offset by growth in Enterprise Software revenue in Asia Pacific. For the three months ended September 30, 2016, currency exchange rates had an unfavorable YTY impact on total revenue of 2%.

For the nine months ended September 30, 2016, revenues in the United States decreased slightly compared to the same period in 2015 primarily due to lower laser supplies revenue as well as the negative impact of the Company’s planned exit from inkjet technologies, partially offset by higher services and Enterprise Software revenue. Revenues in EMEA declined slightly compared to the same period in 2015 primarily due to lower laser hardware revenue, which reflected unfavorable currency impact, and the negative impact of the Company’s planned exit from inkjet technologies. These factors were partially offset by growth in Enterprise Software revenue. The YTY decline in revenues in other international regions was primarily due to lower laser hardware and laser supplies revenues in Latin America and Asia Pacific, partially offset by growth in Enterprise Software revenue in Asia Pacific. For the nine months ended September 30, 2016, currency exchange rates had an unfavorable YTY impact on total revenue of 4%.

Gross Profit

The following table provides gross profit information:

	Three Months Ended				Nine Months Ended
	September 30				September 30
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Gross profit dollars	$329.4	$319.6	3%		$972.8	$1,011.6	(4)%
% of revenue	39%	38%	1	pts	39%	39%	–	pts

For the three months ended September 30, 2016, consolidated gross profit increased 3% and gross profit as a percentage of revenue increased 1 percentage point compared to the same period in 2015. Gross profit as a percentage of revenue for the three months ended September 30, 2016 versus the same period in 2015 reflected favorable impacts of 2 percentage points for lower acquisition-related costs and 1 percentage point for supplies and services margins. These favorable impacts were partially offset by a 1 percentage point impact for lower hardware margins, reflecting an unfavorable impact for currency movements. Gross profit for the three months ended September 30, 2016 included $19.6 million of pre-tax acquisition-related adjustments. Gross profit for the three months ended September 30, 2015 included $35.1 million of pre-tax acquisition-related adjustments.

For the nine months ended September 30, 2016, consolidated gross profit decreased 4% and gross profit as a percentage of revenue was flat compared to the same period in 2015. Gross profit as a percentage of revenue for the nine months ended September 30, 2016 versus the same period in 2015 reflected favorable impacts of 1 percentage point for lower acquisition-related costs, 1 percentage point for higher services margins and a 1 percentage point mix impact. The mix impact reflected the benefit of a lower relative proportion of laser hardware revenue. These favorable impacts were partially offset by unfavorable impacts of 1 percentage points for hardware driven by partial reversal of an accrued contingency in the comparative period and a negative impact of 2 percentage points for product margins, reflecting an unfavorable impact for currency movements. Gross profit for the nine months ended September 30, 2016 included $64.4 million of pre-tax acquisition-related adjustments and a pension and other postretirement benefit plan actuarial net loss of $6.0 million. Gross profit for the nine months ended September 30, 2015 included $79.2 million of pre-tax acquisition-related adjustments, $0.8 million of pre-tax restructuring charges, and a pension and other postretirement benefit plan actuarial net loss of $0.1 million.

See “Restructuring Charges and Project Costs” and “Acquisition, Strategic Alternatives, and Divestiture-Related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(Dollars in millions)	2016	2015	% Change	2016	2015	% Change
Research and development	$68.5	$81.6	(16)%	$228.0	$244.9	(7)%
Selling, general and administrative	228.5	261.0	(12)	743.1	736.0	1
Restructuring and related (reversals) charges	(3.5)	(1.4)	(150)	(18.6)	32.2	(158)
Total operating expense	$293.5	$341.2	(14)%	$952.5	$1,013.1	(6)%

For the three months ended September 30, 2016, total operating expense decreased 14% compared to the same period in 2015. Research and development expenses for the three months ended September 30, 2016 decreased 16% compared with the same period in 2015 driven by expense reductions in ISS and Enterprise Software due to the Company’s restructuring actions, overall expense management and favorable currency movements. Selling, general and administrative expenses for the three months ended September 30, 2016 decreased 12% compared with the same period in 2015, reflecting lower acquisition-related adjustments, expense reductions in ISS and Enterprise Software due to the Company’s restructuring actions and favorable currency movements.

For the nine months ended September 30, 2016, total operating expense decreased 6% compared to the same period in 2015. Research and development expenses for the nine months ended September 30, 2016 decreased 7% compared with the same period in 2015 driven by expense reductions in ISS and Enterprise Software due to the Company’s restructuring actions, overall expense management and favorable currency movements, partially offset by increases related to the acquisition of Kofax and the impact of the pension and other postretirement benefit plan actuarial net loss. Selling, general and administrative expenses for the nine months ended September 30, 2016 increased 1% compared with the same period in 2015, reflecting increases related to the acquisition of Kofax and the impact of the pension and other postretirement benefit plan actuarial net loss. These factors were partially offset by expense reductions in ISS and Enterprise Software due to the Company’s restructuring actions, overall expense management and favorable currency movements. Restructuring and related charges for the nine months ended September 30, 2016 decreased $50.8 million or 158% compared with the same period in 2015, reflecting an accrual of $32.2 million established in the comparative period for the 2015 Restructuring Actions along with reversals of $(18.6) million during the current period primarily due to the higher than expected levels of attrition as a result of the strategic alternatives process as well as the announced restructuring programs in 2015 and 2016. These higher levels of attrition reduced the expected termination benefits required resulting in the reversals.

The following table provides restructuring (reversals) charges and project costs, acquisition, strategic alternatives, and divestiture-related adjustments, the impact of the pension and other postretirement benefit plan actuarial net loss and remediation-related charges included in the Company’s operating expense for the periods presented:

	Three Months Ended
	September 30
	2016			2015

	Restructuring	Acquisition and		Restructuring
	charges	strategic		charges	Acquisition and
	(reversals)	alternatives-	Remediation-	(reversals)	divestiture-	Remediation-
	and	related	related	and	related	related
(Dollars in millions)	project costs	adjustments	charges	project costs	adjustments	charges
Research and development	$–	$0.3	$–	$–	$0.4	$–
Selling, general and administrative	4.0	25.7	1.5	2.3	46.0	3.2
Restructuring and related reversals	(3.5)	–	–	(1.4)	–	–
Total	$0.5	$26.0	$1.5	$0.9	$46.4	$3.2

	Nine Months Ended
	September 30
	2016				2015
			Pension and				Pension and
	Restructuring	Acquisition and	other				other
	charges	strategic	postretirement		Restructuring	Acquisition and	postretirement
	(reversals)	alternatives-	benefit plan	Remediation-	charges	divestiture-	benefit plan	Remediation-
(Dollars in	and	related	actuarial	related	and	related	actuarial	related
millions)	project costs	adjustments	net loss	charges	project costs	adjustments	net loss	charges
Research and development	$–	$0.9	$4.3	$–	$–	$0.9	$0.1	$–
Selling, general and administrative	7.8	84.9	16.1	10.4	7.0	117.8	0.2	3.2
Restructuring and related (reversals) charges	(18.6)	–	–	–	32.2	–	–	–
Total	$(10.8)	$85.8	$20.4	$10.4	$39.2	$118.7	$0.3	$3.2

See “Restructuring Charges and Project Costs” and “Acquisition, Strategic Alternatives, and Divestiture-Related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income (loss) by segment:

	Three Months Ended				Nine Months Ended
	September 30				September 30
(Dollars in millions)	2016	2015	Change		2016	2015	Change
ISS	$113.6	$95.2	19%		$345.2	$372.4	(7)%
% of segment revenue	17%	14%	3	pt	17%	17%	–	pt

Enterprise Software	9.2	(21.6)	143%		(15.3)	(74.4)	79%
% of segment revenue	6%	(15)%	21	pt	(3)%	(20)%	17	pt

All other	(86.9)	(95.2)	9%		(309.6)	(299.5)	(3)%
Total operating income (loss)	$35.9	$(21.6)	266%		$20.3	$(1.5)	1,453%
% of total revenue	4%	(3)%	7	pt	1%	–%	1	pt

For the three months ended September 30, 2016, the increase in consolidated operating income from the same period in 2015 reflected higher operating income in the Enterprise Software and ISS segments. All other reflected lower acquisition and strategic alternatives-related adjustments and a favorable currency impact. The higher ISS operating income for the three months ended September 30, 2016 reflected lower operating expenses due to cost reductions from the announced restructuring programs and a favorable currency impact, partially offset by lower revenues primarily due to the unfavorable currency movements and the inkjet exit. The higher Enterprise Software operating income for the three months ended September 30, 2016 was primarily driven by higher as well as lower acquisition-related adjustments and lower other operating expenses.

For the nine months ended September 30, 2016, the increase in consolidated operating income from the same period in 2015 reflected lower operating losses in Enterprise Software partially offset by lower operating income in the ISS segment. All other reflected higher operating expenses related to the acquisition of Kofax, the unfavorable impact of the pension and other postretirement benefit plan actuarial net loss and higher remediation-related charges. These factors were partially offset by lower acquisition and strategic alternatives-related adjustments, lower restructuring charges and project costs and a favorable currency impact. The lower ISS operating income for the nine months ended September 30, 2016 reflected lower revenues primarily due to unfavorable currency movements, lower laser hardware and laser supplies revenues, and the inkjet exit as well as the unfavorable impact on gross profit from a partial reversal of an accrued contingency in the comparative period, partially offset by lower operating expenses due to cost reductions and reversals of restructuring charges and project costs and a favorable currency impact. The lower operating losses in Enterprise Software for the nine months ended September 30, 2016 were driven by higher revenues primarily due to the acquisition of Kofax as well as slightly lower acquisition-related adjustments and lower restructuring-related charges. These factors were partially offset by higher other operating expenses primarily due to the acquisition of Kofax.

The following tables provide restructuring (reversals) charges and project costs, acquisition, strategic alternatives and divestiture-related adjustments, the impact of the pension and other postretirement benefit plan actuarial net loss and remediation-related charges included in the Company’s operating income for the periods presented:

	Three Months Ended
	September 30
	2016			2015

	Restructuring	Acquisition and		Restructuring
	charges	strategic		charges	Acquisition and
	(reversals)	alternatives-	Remediation-	(reversals)	divestiture-	Remediation-
	and	related	related	and	related	related
(Dollars in millions)	project costs	adjustments	charges	project costs	adjustments	charges
ISS	$0.3	$0.1	$–	$5.9	$0.4	$–
Enterprise Software	(1.8)	31.0	–	(2.5)	54.1	–
All other	2.0	14.5	1.5	(2.5)	27.0	3.2
Total	$0.5	$45.6	$1.5	$0.9	$81.5	$3.2

	Nine Months Ended
	September 30
	2016				2015
			Pension and				Pension and
	Restructuring	Acquisition and	other				other
	(reversals)	strategic	postretirement		Restructuring	Acquisition and	postretirement
	charges	alternatives-	benefit plan	Remediation-	charges	divestiture-	benefit plan	Remediation-
(Dollars in	and	related	actuarial	related	and	related	actuarial	related
millions)	project costs	adjustments	net loss	charges	project costs	adjustments	net loss	charges
ISS	$(14.5)	$0.5	$–	$–	$11.8	$1.1	$–	$–
Enterprise Software	(1.5)	98.8	–	–	16.8	126.0	–	–
All other	5.2	50.9	26.4	10.4	11.4	70.8	0.3	3.2
Total	$(10.8)	$150.2	$26.4	$10.4	$40.0	$197.9	$0.3	$3.2

See “Restructuring Charges and Project Costs” and “Acquisition, Strategic Alternatives, and Divestiture-Related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions)	2016	2015	2016	2015
Interest expense (income), net	$11.5	$10.4	$33.8	$28.1
Other expense (income), net	1.3	3.4	2.5	3.6
Total interest and other expense (income), net	$12.8	$13.8	$36.3	$31.7

For the three months ended September 30, 2016, total interest and other expense (income), net decreased compared to the same period in 2015 due to lower other expense during the period.

For the nine months ended September 30, 2016, total interest and other (income) expense increased compared to the same period in 2015 reflecting higher interest expense for borrowings related to the acquisition of Kofax and reduced interest income due to lower cash, cash equivalents and marketable securities balances.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended September 30, 2016 was an expense of $4.8 million or an effective tax rate of 20.6%, compared to a benefit of $20.2 million or an effective tax rate of 57.1% for the three months ended September 30, 2015. The difference in these rates is primarily due to a shift in the expected geographic distribution of earnings for 2016 compared to 2015 and discrete items recorded in the respective periods.  Additionally, for the three months ended September 30, 2016, the Company increased income tax benefit by $0.3 million in recognition of several discrete items, which primarily included a tax benefit related to the release of uncertain tax position accruals and provision-to-return adjustments for 2015 returns filed during the quarter.  The three months ended September 30, 2015 included discrete items related to changes in estimates associated with filing 2014 tax returns, obtaining certification for certain state tax credits, and re-measuring certain non-functional currency foreign deferred tax liabilities totaling a benefit of $10.4 million.

The Provision for income taxes for the nine months ended September 30, 2016 was an expense of $40.5 million or an effective tax rate of (252.2)%, compared to a benefit of $3.5 million or an effective tax rate of 10.5% for the nine months ended September 30, 2015. The difference in these rates is primarily due to discrete items totaling $39.7 million. At reporting period end, the Company reassesses its uncertain tax positions. During the second quarter of 2016, the Company determined it was no longer more likely than not that a previously recognized uncertain tax benefit will be sustained and therefore increased its reserve for uncertain tax positions and accrued interest by $34.9 million during the period ending June 30, 2016. The remaining portion of discrete items is primarily related to deferred tax expense associated with a change in the Switzerland applicable tax rate and provision-to-return adjustments for 2015 returns. The nine months ended September 30, 2015 included discrete items related to changes in estimates associated with filing 2014 tax returns, obtaining certification for certain state tax credits, resolving certain tax uncertainties, and re-measuring certain non-functional currency foreign deferred tax liabilities totaling a benefit of $7.9 million.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. Accordingly, within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $2.5 million to $48.0 million. The Company is unable to reasonably estimate a range of the possible increase in the amount of unrecognized tax benefits that could occur within the next 12 months. However, any such increase is not expected to be material to the Company.

The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% as a result of U.S. state taxes on U.S. earnings and lower tax rates applicable to foreign earnings in most foreign jurisdictions in which the Company operates, most notably, Switzerland.

Net Earnings (Loss) and Earnings (Loss) per Share

The following table summarizes net earnings (loss) and basic and diluted net earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions, except per share amounts)	2016	2015	2016	2015
Net earnings (loss)	$18.3	$(15.2)	$(56.5)	$(29.7)

Basic earnings (loss) per share	$0.29	$(0.25)	$(0.90)	$(0.48)
Diluted earnings (loss) per share	$0.28	$(0.25)	$(0.90)	$(0.48)

Net earnings for the three months ended September 30, 2016 increased from the prior year primarily due to increased operating income and the impact of a lower effective tax rate. For the three months ended September 30, 2016, the YTY increase in basic and diluted earnings per share was primarily due to higher earnings partially offset by higher weighted average shares outstanding.

Net loss for the nine months ended September 30, 2016 increased from the prior year primarily due to an increase in the Company’s income tax provision driven by an increase in the reserve for uncertain tax positions and accrued interest partially offset by higher operating income. For the nine months ended September 30, 2016, the YTY increase in loss per share was primarily due to a higher net loss.

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

The 2016 Restructuring Actions will impact about 550 positions worldwide through December 2016, with a portion of the positions being shifted to low-cost countries. The 2016 Restructuring Actions will result in total pre-tax charges, including project costs of approximately $46 million, with $33 million incurred to date, and the remainder to be incurred in 2016. The total cash costs of the 2016 Restructuring Actions will be approximately $43 million, of which $32 million has been incurred to date, and the remainder to be incurred in 2016. The cash outlays for the 2016 Restructuring Actions were $27 million through the third quarter 2016 and are anticipated to be approximately $16 million for the remainder of 2016.

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

The 2015 Restructuring Actions impact about 500 positions worldwide through December 2016, with a portion of the positions being shifted to low-cost countries. The 2015 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $40 million, with $35 million incurred to date and approximately $5 million remaining to be incurred in 2016. The total cash costs of the 2015 Restructuring Actions will be approximately $39 million, with $33 million incurred to date and approximately $6 million remaining to be incurred in 2016. The cash outlays for the 2015 Restructuring Actions were $30 million through the third quarter 2016 and are anticipated to be approximately $9 million for the remainder of 2016.

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

Impact to 2016 Financial Results

For the three months ended September 30, 2016, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

				2015 Actions
	2016 Actions	2016 Actions		Restructuring	2015 Actions
	Restructuring	Restructuring	2016	Charges	Restructuring	2015	Total
	Reversals	Project	Actions	(Reversals)	Project	Actions	All
(Dollars in millions)	(Note 3)	Costs	Total	(Note 3)	Costs	Total	Actions
Employee termination benefit (reversals) charges	$(1.9)	$–	$(1.9)	$(1.7)	$–	$(1.7)	$(3.6)
Contract termination and lease charges	–	–	–	0.1	–	0.1	0.1
Project costs	–	2.6	2.6	–	1.4	1.4	4.0
Total restructuring (reversals) charges and project costs	$(1.9)	$2.6	$0.7	$(1.6)	$1.4	$(0.2)	$0.5

The Company experienced higher levels of attrition than expected during the first nine months of 2016 as a result of the strategic alternatives process as well as announced restructuring programs. The Company’s cost savings and headcount reduction targets have not changed.

Restructuring charges (reversals) and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended September 30, 2016 as follows:

	Selling, general	Restructuring	Impact on
	and	and related	Operating
(Dollars in millions)	administrative	reversals	income
Employee termination benefit (reversals) charges	$–	$(3.6)	$(3.6)
Contract termination and lease charges	–	0.1	0.1
Project costs	4.0	–	4.0
Total restructuring reversals and project costs	$4.0	$(3.5)	$0.5

For the three months ended September 30, 2016, restructuring charges (reversals) and project costs were incurred in the Company’s segments as follows:

	2016	2015
(Dollars in millions)	Actions	Actions	Total
ISS	$(1.4)	$1.9	$0.5
Enterprise Software	–	(1.9)	(1.9)
All other	2.1	(0.2)	1.9
Total restructuring (reversals) charges and project costs	$0.7	$(0.2)	$0.5

For the nine months ended September 30, 2016, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

		2016 Actions			2015 Actions
	2016 Actions	Restructuring	2016 Actions		Restructuring	2015 Actions		Other Actions	Other Actions
	Restructuring	related	Restructuring	2016	Charges	Restructuring	2015	Restructuring	Restructuring	Other	Total
	Reversals	Pension Costs	Project	Actions	(Reversals)	Project	Actions	Reversals	Project	Actions	All
(Dollars in millions)	(Note 3)	(Note 10)	Costs	Total	(Note 3)	Costs	Total	(Note 3)	Costs	Total	Actions
Accelerated depreciation charges	$–	$–	$–	$–	$1.0	$–	$1.0	$–	$–	$–	$1.0
Employee termination benefit (reversals) charges	(11.5)	–	–	(11.5)	(6.8)	–	(6.8)	(0.2)	–	(0.2)	(18.5)
Contract termination and lease (reversals) charges	–	–	–	–	0.2	–	0.2	(0.3)	–	(0.3)	(0.1)
Pension and other postretirement curtailment and termination benefit loss	–	0.9	–	0.9	–	–	–	–	–	–	0.9
Project costs	–	–	3.3	3.3	–	3.8	3.8	–	(1.2)	(1.2)	5.9
Total restructuring (reversals) charges and project costs	$(11.5)	$0.9	$3.3	$(7.3)	$(5.6)	$3.8	$(1.8)	$(0.5)	$(1.2)	$(1.7)	$(10.8)

Restructuring charges (reversals) and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the nine months ended September 30, 2016 as follows:

	Selling, general	Restructuring	Impact on
	and	and related	Operating
(Dollars in millions)	administrative	reversals	income
Accelerated depreciation charges	$1.0	$–	$1.0
Employee termination benefit (reversals) charges	–	(18.5)	(18.5)
Contract termination and lease (reversals) charges	–	(0.1)	(0.1)
Pension and postretirement curtailment loss and termination benefits loss	0.9	–	0.9
Project costs	5.9	–	5.9
Total restructuring charges and project costs	$7.8	$(18.6)	$(10.8)

For the nine months ended September 30, 2016, restructuring charges (reversals) and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2016 Actions	2015 Actions	Other Actions	Total
ISS	$(12.8)	$(1.6)	$–	$(14.4)
Enterprise Software	–	(1.3)	(0.3)	(1.6)
All other	5.5	1.1	(1.4)	5.2
Total restructuring reversals and project costs	$(7.3)	$(1.8)	$(1.7)	$(10.8)

Impact to 2015 Financial Results

For the three months ended September 30, 2015, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

				Other
	2015 Actions	2015 Actions		Restructuring	Other
	Restructuring	Restructuring	2015	Charges	Restructuring	Other
	Charges	Project	Actions	(Reversals)	Project	Actions	Total
(Dollars in millions)	(Note 3)	Costs	Total	(Note 3)	Costs	Total	All Actions
Accelerated depreciation charges	$–	$–	$–	$0.1	$–	$0.1	$0.1
Employee termination benefit charges (reversals)	0.1	–	0.1	(1.4)	–	(1.4)	(1.3)
Contract termination and lease charges (reversals)	–	–	–	(0.1)	–	(0.1)	(0.1)
Project costs	–	0.1	0.1	–	2.1	2.1	2.2
Total restructuring charges (reversals) and project costs	$0.1	$0.1	$0.2	$(1.4)	$2.1	$0.7	$0.9

Restructuring charges (reversals) and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended September 30, 2015 as follows:

		Restructuring
	Selling, general	and related	Impact on
	and	charges	Operating
(Dollars in millions)	administrative	(reversals)	income
Accelerated depreciation charges	$0.1	$–	$0.1
Employee termination benefit reversals	–	(1.3)	(1.3)
Contract termination and lease reversals	–	(0.1)	(0.1)
Project costs	2.2	–	2.2
Total restructuring charges (reversals) and project costs	$2.3	$(1.4)	$0.9

For the three months ended September 30, 2015, restructuring charges (reversals) and project costs were incurred in the Company’s segments as follows:

	2015	Other
(Dollars in millions)	Actions	Actions	Total
ISS	$7.0	$(1.1)	$5.9
Enterprise Software	(2.3)	(0.2)	(2.5)
All other	(4.5)	2.0	(2.5)
Total restructuring charges and project costs	$0.2	$0.7	$0.9

For the nine months ended September 30, 2015, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

				Other
	2015 Actions	2015 Actions		Restructuring
	Restructuring	Restructuring	2015	Charges	Other	Other	Total
	Charges	Project	Actions	(Reversals)	Restructuring	Actions	All
(Dollars in millions)	(Note 3)	Costs	Total	(Note 3)	Project Costs	Total	Actions
Accelerated depreciation charges	$–	$–	$–	$0.7	$–	$0.7	$0.7
Excess components and other inventory-related charges	–	–	–	0.7	–	0.7	0.7
Employee termination benefit charges	32.2	–	32.2	0.2	–	0.2	32.4
Contract termination and lease charges (reversals)	0.1	–	0.1	(0.3)	–	(0.3)	(0.2)
Project costs	–	0.1	0.1	–	6.3	6.3	6.4
Total restructuring charges and project costs	$32.3	$0.1	$32.4	$1.3	$6.3	$7.6	$40.0

Restructuring charges (reversals) and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the nine months ended September 30, 2015 as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
(Dollars in millions)	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation charges	$0.1	$0.1	$0.6	$–	$0.7
Excess components and other inventory-related charges	0.7	0.7	–	–	0.7
Employee termination benefit charges	–	–	–	32.4	32.4
Contract termination and lease reversals	–	–	–	(0.2)	(0.2)
Project costs	–	–	6.4	–	6.4
Total restructuring charges and project costs	$0.8	$0.8	$7.0	$32.2	$40.0

For the nine months ended September 30, 2015, restructuring charges (reversals) and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2015 Actions	Other Actions	Total
ISS	$10.6	$1.2	$11.8
Enterprise Software	16.2	0.6	16.8
All other	5.6	5.8	11.4
Total restructuring charges and project costs	$32.4	$7.6	$40.0

ACQUISITION, STRATEGIC ALTERNATIVES, AND DIVESTITURE-RELATED ADJUSTMENTS

Pre-tax acquisition and strategic alternatives-related adjustments affected the Company’s financial results as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions)	2016	2015	2016	2015
Reduction in revenue	$1.8	$16.9	$10.3	$31.6
Amortization of intangible assets	29.1	37.3	88.6	91.7
Acquisition and integration costs	9.6	27.1	33.5	74.0
Total acquisition-related adjustments	$40.5	$81.3	$132.4	$197.3
Strategic alternatives-related adjustments	5.1	–	17.8	–
Divestiture-related adjustments	–	0.2	–	0.6
Acquisition, strategic alternatives and divestiture-related adjustments	$45.6	$81.5	$150.2	$197.9

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

Reductions in revenue result from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. Reductions in revenue are reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects future pre-tax reductions in revenue of approximately $2 million for the remainder of 2016. For full year 2017, the Company expects pre-tax reductions in revenue of approximately $5 million.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions)	2016	2015	2016	2015
Recorded in Cost of product revenue	$17.8	$18.2	$54.1	$47.6
Recorded in Research and development	0.3	0.4	0.9	0.9
Recorded in Selling, general and administrative	11.0	18.7	33.6	43.2
Total amortization of intangible assets	$29.1	$37.3	$88.6	$91.7

The Company expects future pre-tax charges for the amortization of intangible assets of approximately $28 million for the remainder of 2016. For full year 2017, the Company expects pre-tax charges for the amortization of intangible assets of approximately $100 million.

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

Acquisition and integration costs were recognized in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $13 million for the remainder of 2016 and approximately $15 million for 2017.

Strategic alternatives

In 2015, the Company announced that its Board of Directors authorized the exploration of strategic alternatives to enhance shareholder value. The Company has incurred costs related to the exploration of strategic alternatives, and may incur additional costs, which may be material, such as investment banking fees, legal and accounting fees, employee travel expenses and compensation, and consulting costs. Some of these costs will become payable upon a change in control of the Company and will require cash settlement. These costs are incremental to normal operating charges, are expensed as incurred and are reflected in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements and the definitive proxy statement filed on June 17, 2016 for more information on the definitive merger agreement the Company has entered into as a result of the exploration of strategic alternatives process.

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

FINANCIAL CONDITION

Lexmark’s financial position at September 30, 2016 and December 31, 2015, reflects the Company’s investment into the Enterprise Software segment with negative working capital of $121.0 million and $142.2 million, respectively. The increase in working capital is mainly driven by improved cash provided by operations. For the nine months ended September 30, 2016, cash flows provided by operations of $128.1 million was partially offset by plant and equipment purchases of approximately $57.1 million and net debt repayments of $44.0 million.

At September 30, 2016 and December 31, 2015, the Company had senior note debt, net of debt issuance costs, of $697.9 million and $697.3 million, respectively. The Company also had $12.0 million outstanding under its U.S. trade receivables facility and $308.0 under its revolving credit facility at September 30, 2016. The Company had $76.0 million outstanding under its U.S. trade receivables facility and $288.0 under its revolving credit facility at December 31, 2015.

The debt to capital ratio at September 30, 2016 of 50% increased slightly compared to 49% at December 31, 2015. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30
(Dollars in millions)	2016	2015
Net cash flow provided by (used for):
Operating activities	$128.1	$4.7
Investing activities	(52.2)	(464.9)
Financing activities	(118.0)	302.0
Effect of exchange rate changes on cash and cash equivalents	1.5	(8.2)
Net change in cash and cash equivalents	$(40.6)	$(166.4)

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures. Refer to the Financing Activities section which follows for information regarding the Company’s debt activity during the nine months ended September 30, 2016. Management believes that cash provided by operations will be sufficient on a worldwide basis to meet operating and capital needs. However, in the event that cash from operations is not sufficient, the Company has cash and cash equivalents and other potential sources of liquidity through further utilization of its trade receivables financing program and committed revolving credit facilities. The Company may also choose to use these sources of liquidity from time to time to fund strategic acquisitions and dividends.

As of September 30, 2016, the Company held $117.7 million in Cash and cash equivalents. The Company’s ability to fund operations from these balances could be limited by possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $104.9 million of Cash and cash equivalents was held by foreign subsidiaries. The Company utilizes a variety of strategies to deploy available cash in locations where it is needed. The Company’s intent is to permanently reinvest undistributed earnings of its foreign subsidiaries, and the Company’s current plans do not demonstrate a need to repatriate earnings of foreign subsidiaries to fund U.S. operations. However, if earnings of foreign subsidiaries were needed to fund U.S. operations, the Company may incur income and withholding taxes to repatriate a large portion of the earnings of foreign subsidiaries.

As of December 31, 2015, the Company held $158.3 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $107.9 million of Cash and cash equivalents and current Marketable securities was held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing Activities section to follow.

Operating Activities

The $123.4 million increase in cash flows from operating activities for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was driven by the following factors.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the nine months ended September 30, 2016 compared to 2015, resulted in a favorable YTY impact of $156.3 million. This was primarily driven by higher net income tax payments in 2015, reversal of copyright fees in the comparative period and lower cash expenditures for incentive compensation for the first nine months of 2016 versus 2015, offset by cash paid for employee termination severance benefits. Refer to Note 7 of the Notes to Consolidated Condensed Financial Statements for additional information on the Company’s income taxes.

Trade receivables increased $36.3 million and $22.2 million during in the nine months ended September 30, 2016 and September 30, 2015, respectively. This $14.1 million fluctuation year over year was primarily driven by timing of sales, a decrease in customers utilizing discount payment terms and successful collection initiatives during the prior year.

Contributions for pension and other postretirement benefit plans decreased YTY with contributions of $6.0 million and $9.3 million during the nine months ended September 30, 2016 and 2015, respectively, resulting in a favorable YTY cash impact of $3.3 million. This was primarily driven by favorable investment performance on plan assets.

The activities above were offset by the following factors.

Accounts payable decreased $102.8 million for the nine months ended September 30, 2016 compared to a decrease of $62.5 million for the nine months ended September 30, 2015 which resulted in an unfavorable YTY impact of $40.3 million. The YTY change in Accounts payable was primarily driven by timing of payments and decreased purchasing activity.

Net earnings decreased $26.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Refer to the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details. The unfavorable YTY change in Net earnings includes increases in non-cash expenses of $30.8 million of pension and postretirement expenses related to actuarial net losses and curtailment losses and stock based compensation expenses of $12.8 million. This is offset by decreases in non-cash expenses of depreciation and amortization of $10.0 million and deferred taxes of $10.0 million.

Cash Conversion Days

	SEP 2016	DEC 2015	SEP 2015	DEC 2014
Days of sales outstanding	42	40	47	37
Days of inventory	42	36	44	34
Days of payables	70	77	81	72
Cash conversion days	14	(1)	9	(1)

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

Investing Activities

The $412.7 million decrease in net cash flows used for investing activities for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was driven by the YTY net decrease in cash flows used for business acquisitions of $1,004.8 million and decreased purchases of property, plant and equipment of $27.0 million. This was partially offset by the YTY net decrease of $625.4 million in cash flows provided by marketable securities investment activities, which were fully liquidated in 2015.

The Company’s business acquisitions, marketable securities and capital expenditures are discussed below.

Business Acquisitions

During the nine months ended September 30, 2016, the Company did not purchase any businesses. During the nine months ended September 30, 2015, the Company completed the acquisition of Kofax for approximately $1 billion. The Company funded the acquisition with its non-U.S. cash on hand and its existing credit facility programs. The addition of Kofax enhanced the Company’s industry-leading ECM and BPM offerings and strengthened the Company’s portfolio of capture solutions in the market, ranging from Web portals and mobile devices to MFP’s.

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

Marketable Securities

The Company had no Marketable securities activity during the nine months ended September 30, 2016 compared to $625.4 million net cash provided by Marketable securities for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, the Company liquidated all of its marketable securities to fund the purchases of Kofax and Claron and to fund its dividend and treasury share repurchase activities.

Capital Expenditures

For the nine months ended September 30, 2016 and 2015, the Company spent $57.1 million and $84.1 million, respectively, on capital expenditures. The capital expenditures for 2016 principally related to infrastructure support (including internal-use software expenditures) and machinery and equipment related to new product development. The Company expects capital expenditures to be approximately $80.0 million for full year 2016, compared to full year 2015 capital expenditures of $112.6 million. Capital expenditures for 2016 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents or additional sources of liquidity, as discussed below.

Financing Activities

Cash flows used for financing activities were $118.0 million during the nine months ended September 30, 2016 compared to cash flows provided by financing activities of $302.0 million during the nine months ended September 30, 2015. The YTY fluctuation of $420.0 million was primarily driven by a decrease in net debt proceeds of $395.7 million in 2016 and net debt payments of $44.0 million. This was partially offset by treasury stock repurchases of $4.0 million during the nine months ended September 30, 2016 as compared to $30.0 million during the nine months ended September 30, 2015. The Company paused its share repurchases in the second quarter of 2015 which resulted in favorable cash flows of $26.0 million year over year.

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

Dividend Payments and Share Repurchases

For the nine months ended September 30, 2016, the Company paid cash dividends of $1.08 per common share for $67.7 million. Refer to Note 8 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity during the year. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change. Under the terms of the merger agreement with the Consortium, any regular quarterly dividends must be declared and paid with usual record and payment dates in accordance with past dividend practice. In the event the closing of the acquisition of Lexmark by the Consortium occurs prior to the record date, no quarterly cash dividend will be paid. For the nine months ended September 30, 2015, the Company paid cash dividends of $1.08 per common share for $66.3 million.

Refer to Note 16 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity that occurred subsequent to the date of the financial statements.

Shares were withheld to satisfy the minimum amount of its income tax withholding requirements related to certain officer’s vested RSUs. The fair value of the restricted shares withheld was determined on the date that the restricted shares vested. For the nine months ended September 30, 2016, the Company withheld approximately 0.1 million restricted shares at a cost of approximately $4.0 million. The shares have been classified as Treasury stock on the Consolidated Condensed Statements of Financial Position. The Company currently expects to satisfy share-based awards with registered shares available to be issued. For the nine months ended September 30, 2015, the Company repurchased approximately 0.7 million shares at a cost of $30.0 million. As of September 30, 2016, there was approximately $55 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Merger Agreement includes certain restrictions, limitations and prohibitions as to actions the Company may or may not take in the period prior to completion of the merger without the prior consent of the buying consortium.  Among other restrictions, the Merger Agreement limits, beyond previously budgeted amounts and allowed exceptions, the Company’s total capital spending, limits the extent to which the Company can obtain new financing through debt and equity, and prohibits the payment of cash dividends in excess of specified amounts.

Intra-Period Financing Activities

The Company used its trade receivables facility, bank overdrafts and committed and uncommitted revolving credit facilities to supplement daily cash needs of the Company and its subsidiaries during the first nine months of 2016 and 2015. The Company expects to continue to utilize the trade receivables and committed revolving credit facilities in the near future to help fund its operations and strategic business combinations, if any, as discussed previously.

Senior Note Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At September 30, 2016, the outstanding balance of senior note debt was $697.9 million (net of unamortized issuance costs of $2.0 million and unamortized discount of $0.1 million).

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

Additional Sources of Liquidity

The Company has additional liquidity available through its trade receivables facility and committed revolving credit facility. These sources can be accessed domestically if the Company is unable to satisfy its cash needs in the U.S. with cash flows provided by operations and existing cash and cash equivalents.

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

On August 27, 2015, the trade receivables facility was amended by extending the term of the facility to October 6, 2017. In addition, Kofax, Inc. became a new originator under the facility, permitting advancements under the facility as accounts receivables are originated by Kofax, Inc. and sold to LRC. The maximum capital availability under the facility remains at $125.0 million under the amended agreement. At September 30, 2016, the outstanding balance of the trade receivables facility was $12.0 million. At December 31, 2015, the outstanding balance of the trade receivables facility was $76.0 million. The average daily balance under the trade receivables facility during the first nine months of 2016 and 2015 was $100.5 million and $74.1 million, respectively.

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

Revolving Credit Facility

The Company currently has a $500 million, 5-year senior, unsecured, multicurrency revolving credit facility with a maturity date of February 5, 2019. The outstanding balance of the revolving credit facility was $308.0 million as of September 30, 2016. The outstanding balance of the revolving credit facility was $288.0 million as of December 31, 2015. The average daily balance under the revolving credit facility during the first nine months of 2016 and 2015 was $226.1 million and $139.6 million, respectively.

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

Uncommitted Revolving Credit Facility

On June 10, 2015, the Company entered into an agreement for an uncommitted revolving credit facility. Under this agreement, the Company may borrow up to a total of $100.0 million. There were no outstanding borrowings under the uncommitted revolving credit facility at September 30, 2016 and December 31, 2015. Due to the uncommitted nature of this agreement, the Company does not regard the uncommitted revolving credit facility as a source of future liquidity. The average daily balance under the uncommitted revolving credit facility during the nine months ending September 30, 2016 and September 30, 2015 was $53.4 million and $54.0 million, respectively. The prior year average daily balance is calculated based on inception date of June 10, 2015 to period end of September 30, 2015.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements as of September 30, 2016. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

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

Interest Rates

At September 30, 2016, the fair value of the Company’s senior notes was estimated at $737.2 million based on the prices the bonds have recently traded at in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at September 30, 2016 by $39.3 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to $6.3 million at September 30, 2016.

Since the borrowings under the revolving credit facility and the accounts receivable program utilize variable interest rate setting mechanisms such as one-month LIBOR, the fair value of these borrowings is deemed to be at par and the sensitivity of these borrowings to changes in interest rates is deemed to be immaterial.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective functional currency of each of the Company’s subsidiaries as well as foreign currency denominated revenue and profit translated into the functional currency of the Company. The primary currencies to which the Company was exposed on a transaction basis as of September 30, 2016 include the Euro, the British pound, the Swiss franc, the Philippine peso, the Chinese renminbi, the Singapore dollar, the Australian dollar and the Norweigian krone. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts (“transaction hedge contracts”) with maturity dates of approximately three months or less, though all foreign currency exposures may not be fully hedged. The Company hedges anticipated foreign currency denominated sales with foreign exchange option contracts (“cash flow hedge contracts”). The potential loss in fair value at September 30, 2016 for transaction hedge contracts and cash flow hedge contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar is $35.3 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer (“CEO”) and Vice President and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chairman and CEO and Vice President and CFO have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, which continues to exist as of September 30, 2016.

Remediation of Material Weakness in Internal Control over Financial Reporting

With the oversight of the Company’s Finance and Audit Committee, the Company continued to take steps during the first nine months of 2016 to remediate its material weakness in internal control over accounting for income taxes. Building on its efforts during 2015, the Company made progress to remediate the material weakness and further enhance its internal controls. The Company continued to implement activities and improvements during the first nine months of 2016 which include:

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

The Company has continued to make progress toward refining its design and operating effectiveness of internal control during the first nine months of 2016. The Company expects to make additional improvements in internal control during the remainder of 2016. Given the annual nature of internal controls over accounting for income taxes, time is critical to fully integrate the new and redesigned controls into our processes and confirm them as effective and sustainable.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting other than the efforts discussed immediately above in Remediation of the Material Weakness in Internal Control over Financial Reporting.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information required by this item is set forth in Note 14 of the Notes to Consolidated Condensed Financial Statements, and is incorporated herein by reference. Other than developments reported in Note 14, there have been no other developments to the legal proceedings previously disclosed in Part II, Item 8, Note 19 of the Company’s 2015 Annual Report on Form 10-K.

Item 1A.  RISK FACTORS

Other than the risk factor set forth, below, there have been no material changes in the Company’s risk factors that have been previously disclosed in Part I, Item 1A of the Company’s 2015 Annual Report on Form 10-K.

The Company recently announced that it has entered into a definitive agreement to be acquired by a consortium of investors composed of Apex Technology Co., Ltd. and investment funds managed by PAG Asia Capital and Legend Capital.  The Company continues to expect the transaction to close in 2016.  The Company’s operating results may be adversely affected by the pendency of the transaction, and a failure to consummate the transaction could have an adverse effect on the share price of the Company’s Class A Common Stock.

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

November 4, 2016

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

101       Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three and nine months ended September 30, 2016 and 2015, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Condensed Statements of Financial Position at September 30, 2016 and December 31, 2015, (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) the Notes to Consolidated Condensed Financial Statements.